Form 10-K
period 1997-12-31
ACME INTERMEDIATE HOLDINGS LLC
filed 1998-04-10
CIK 1049530

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                          SPECIAL FINANCIAL REPORT ON
                                    FORM 10-K
(MARK ONE)

      [X]*  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         * THIS SPECIAL REPORT CONTAINS ONLY FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997 IN ACCORDANCE WITH RULE 15d-2.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------  -------------

                         COMMISSION FILE NUMBER 0-27588

                        ACME INTERMEDIATE HOLDINGS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 4833                                52-2050589
   (STATE OR OTHER JURISDICTION OF          (PRIMARY STANDARD INDUSTRIAL         (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)         CLASSIFICATION CODE NUMBER)                      NUMBER)

                         2101 E. FOURTH ST., SUITE 202
                               SANTA ANA, CA 92705
                                 (714) 245-9499
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ]  No [X]

     (Registrant has not been subject to such filing requirements for the past 90 days)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                 ----
ACME INTERMEDIATE HOLDINGS, LLC
Report of KPMG Peat Marwick LLP................................................................   F-2
Consolidated Balance Sheet as of December 31, 1997.............................................   F-3
Consolidated Statement of Operations and Members' Capital for the year then ended..............   F-4
Consolidated Statement of Cash Flows for the year then ended...................................   F-5
Notes to Consolidated Financial Statements.....................................................   F-6
Financial Statement Schedule I - Condensed Financial Information of ACME Intermediate
  Holdings, LLC................................................................................   F-12

                          INDEPENDENT AUDITORS' REPORT

The Members
ACME Intermediate Holdings, LLC:

We have audited the accompanying consolidated balance sheet of ACME Intermediate Holdings, LLC and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and members' capital and cash flows for year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Intermediate Holdings, LLC and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KPMG PEAT MARWICK LLP

Los Angeles, California
March 11, 1998,
except as to the third
paragraph of Note 4
which is as of March 13, 1998.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                         1997
                                                                         ----
Current assets:
  Cash and cash equivalents ......................................    $   8,820
  Accounts receivable, less allowance for doubtful accounts of $51          677
  Due from affiliates ............................................           54
  Current portion of programming rights ..........................          614
  Prepaid expenses and other current assets ......................        3,060
                                                                      ---------

       Total current assets ......................................       13,225
                                                                      ---------

Property and equipment, net ......................................        7,346
Programming rights, net of current portion .......................          587
Broadcast licenses, net of accumulated amortization of $761 ......       36,004
Deposit ..........................................................      143,000
Other assets .....................................................       19,010
                                                                      ---------

                                                                      $ 219,172
                                                                      =========
                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable ...............................................    $   3,363
  Accrued expenses ...............................................          651
  Current portion of programming rights payable ..................          653
  Current portion of obligations under lease .....................          292
                                                                      ---------

       Total current liabilities .................................        4,959

Programming rights payable, net of current portion ...............        1,351
Obligations under lease, net of current portion ..................          443
Senior secured discount notes ....................................       36,863
Senior discount notes ............................................      130,833
                                                                      ---------

       Total liabilities .........................................      174,449
                                                                      ---------

Members' capital .................................................       51,357
Accumulated deficit ..............................................       (6,634)
                                                                      ---------

       Total members' capital ....................................       44,723
                                                                      ---------

                                                                      $ 219,172
                                                                      =========

                 See accompanying notes to financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS AND MEMBERS' CAPITAL
                       NINE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                                     1997
                                                     ----
Broadcast revenues ...........................     $ 11,347
                                                   --------

Operating expenses:
  Programming ................................        3,608
  Selling, general and administrative ........        7,965
  Depreciation and amortization...............        1,215
                                                   --------
         Total operating expenses ............       12,788
         Operating loss ......................       (1,441)

  Interest income ............................          273
  Interest expense ...........................       (5,466)
                                                   --------
         Net loss ............................       (6,634)
  Parent's contribution ......................       47,200
  Unit offering, net .........................        4,155
                                                   --------
         Members' capital at December 31, 1997     $ 44,721
                                                   ========

                 See accompanying notes to financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                              1997
                                                                                              ----
Cash flows from operating activities:
  Net loss................................................................................  $  (6,634)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization........................................................      1,215
     Amortization of discount on Notes and debt issuance costs............................      5,121
     Changes in assets and liabilities:
       Increase in accounts receivable, net...............................................       (699)
       Increase in programming rights.....................................................       (706)
       Increase in prepaid expenses and other current assets..............................     (3,090)
       Increase in accounts payable.......................................................      3,363
       Increase in accrued expenses.......................................................        651
       Increase in programming rights payable.............................................        381
                                                                                             --------

         Net cash used in operating activities............................................       (398)
                                                                                             --------

Cash flows from investing activities--
  Deposit relating to acquisition agreement...............................................   (143,000)
  Purchase of property and equipment......................................................     (6,077)
  Purchase of Tennessee station...........................................................    (13,454)
  Other...................................................................................    (10,470)
                                                                                             --------

         Net cash used in investing activities............................................   (173,001)
                                                                                             --------

Cash flows from financing activities:
  Contribution from parent................................................................     28,280
  Repayment of capital leases.............................................................        (97)
  Issuance of Senior Discount Notes.......................................................    127,370
  Issuance of Senior Secured Notes........................................................     35,650
  Debt issuance costs.....................................................................     (8,984)
                                                                                             --------

         Net cash provided by financing activities........................................    182,219
                                                                                             --------

         Net increase (decrease) in cash..................................................      8,820
Cash at beginning of period...............................................................         --
                                                                                             --------
                                                                                                   --

Cash at end of period.....................................................................   $  8,820
                                                                                             ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest.............................................................................   $    514
     Income taxes.........................................................................         --
                                                                                             ========

  Non cash transactions:
     Contribution of the net assets of ACME Television of Oregon, LLC from Parent in
      exchange for membership units.......................................................   $ 23,075
                                                                                             ========

                 See accompanying notes to financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997

(1) DESCRIPTION OF BUSINESS AND FORMATION

ACME Intermediate Holdings, LLC (the Company) was formed on August 8, 1997. Upon formation, the Company received a contribution from ACME Television Holdings, LLC (ACME Parent), of ACME Parent's wholly owned subsidiaries--ACME Television of Oregon, LLC (ACME Oregon) and ACME Television of Tennessee, LLC (ACME Tennessee) and certain other net assets. This contribution of $25,455,000 (including cash of $2,380,000), was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and the Company has reflected the result of operations of the entities contributed for the period presented. In addition, on September 30, 1997, ACME Parent made an additional contribution of $21,746,000 in exchange for membership units in the Company.

ACME Television, LLC's subsidiaries (hereinafter referred to in this paragraph collectively as 'Subsidiary Guarantors') are fully, unconditionally, and jointly and severally liable for the Company's senior discount notes referred to in note
5. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) the Company and ACME Television, LLC are holding companies with no assets or independent operations other than their investments in their subsidiaries, and
(ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

Various agreements to which the Company and/or the Subsidiary Guarantors are parties restrict the ability of the Subsidiary Guarantors to make distributions to the Company. The Investment and Loan Agreement (the 'Investment Agreement'), dated June 17, 1997, as amended, among ACME Parent and the parties thereto and the Limited Liability Company Agreement (the 'LLC Agreement'), dated June 17, 1997, as amended, among ACME Parent and the parties thereto each contain certain restrictions on the ability of the Subsidiary Guarantors to declare or pay dividends to the Company in the absence of the consent of certain parties thereto. The Indenture governing the Notes prevents the Subsidiary Guarantors from declaring or paying any dividend or distribution to the Company unless a default has not occurred and certain financial covenants are satisfied.
The Loan Agreement (as defined) also prohibits distributions from the Subsidiary Guarantors to the Company except in certain circumstances during which default has not occurred thereunder.

ACME Parent owns, directly and indirectly, 92% of the outstanding members units of the Company. The Company owns, directly or indirectly, 100% of the outstanding members units of ACME Television, LLC.

ACME Oregon was formed on March 5, 1997 to acquire Station KWBP, serving the Portland, Oregon market from Channel 32, Incorporated. Prior to the acquisition of Station KWBP (June 17, 1997), ACME Oregon operated the station and financed its losses, effective January 1, 1997 pursuant to a Local Marketing Agreement with the Channel 32, Incorporated. The acquisition was completed on June 17, 1997 (see note 3). ACME Tennessee was formed on April 17, 1997 to acquire Station WINT, serving the Knoxville, Tennessee market. This acquisition was completed on October 7, 1997 (See Note 4).

On July 25, 1997 the Company formed ACME Television Holdings of Missouri, Inc. (formerly ACME Television Licenses of Missouri, Inc.; "ACME Missouri") for the purpose of acquiring Station KPLR and on October 31, 1997 adopted limited liability company agreements for ACME Television of Utah, LLC (ACME Utah) and ACME Television of New Mexico, LLC (ACME New Mexico) for the purpose of acquiring the licensee of Stations KZAR and the assets of Station KAUO, respectively. On December 15, 1997, ACME Utah completed its acquisition of a 49% interest in Station KZAR (See Note 3). The acquisition of Station KAUO did not occur on or prior to December 31, 1997. (See Note 4)

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company's subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company receives such revenues net of commissions deducted by the advertising agencies and national sales representatives.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Programming Rights

Programming rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Programming rights are stated at the lower of amortized cost or estimated realizable value. The cost of such programming rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, programming rights are amortized over the life of the contract on a straight line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year are reflected in the balance sheets as current and noncurrent assets, respectively. The payments under these contracts that are due within one year and after one year are similarly classified as current and noncurrent liabilities.

Commitments for programming rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $7,010,000 as of December 31, 1997.

Property and Equipment

Property and equipment are stated at cost. The cost of maintenance is expensed.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. The principal lives used in determining depreciation rates of various assets are as follows:

Broadcasting and other equipment.....................................  3-20 years
Furniture and fixtures...............................................   5-7 years
Vehicles.............................................................     5 years


Barter and Trade Transactions

Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized when used or received.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Carrying Value of Long-Lived Assets

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' The carrying value of long-lived assets (tangible and intangible) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the operating company level which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

Income Taxes

The Company is a limited liability company, therefore, no income taxes have been provided for its operations. Any liability or benefit from the income or loss is the responsibility of the individual members.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts net realizable value of programming rights and the evaluation of intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable.

Certain Compensation Arrangements

ACME Parent has issued Management Carry Units to members of management. These units entitle holders to certain distribution rights upon achievement of certain returns by non-management investors and are subject to forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by ACME Parent under certain specified circumstances. The Company has determined the value of these at the issuance date to be immaterial. These Management Carry Units will be accounted for as a variable plan resulting in an expense when it is probable that any such distributions will be made. Any such expense relating to the Management Carry Units issued by ACME Parent will be recorded by the Company. As of December 31, 1997, there were 100 Management Carry Units outstanding and no expense recorded.

(3) ACQUISITION

On June 17, 1997, ACME Parent acquired substantially all of the assets and assumed certain liabilities of Channel 32, Incorporated, relating to the operations of Station KWBP, in exchange for $18,675,000 in cash and $4,400,000 of membership units in ACME Parent. The acquisition was accounted for using the purchase method. The excess of the purchase price plus the fair value of net liabilities assumed of approximately $23,478,000, has been recorded as broadcast licenses and is being amortized over a period of 20 years. In addition, the results of station KWBP were recorded by the Company beginning January 1, 1997 pursuant to a Local Marketing Agreement whereby ACME Oregon effectively operated the station and funded the station's losses during the period from January 1, 1997 to June 17, 1997 (the acquisition date).

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(3) ACQUISITION--(CONTINUED)

On October 7, 1997, the Company acquired Crossville Limited Partnership, the owner of Station WINT, in exchange for $13,200,000 in cash. Subsequent to the acquisition, the Company changed the call letters of the station to WBXX. The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of net assets acquired of approximately $13,287,000, has been recorded as broadcast licenses and is being amortized over a period of 20 years.

The unaudited pro forma financial information set forth below reflects the net revenue and net loss assuming the KWBP and WBXX transactions had occurred on January 1, 1997. No pro forma adjustment has been made for the WBXX transaction because WBXX did not begin broadcasting or significant operations until subsequent to the acquisition date. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred on January 1, 1997.

                                                             YEAR ENDED DECEMBER 31,
                                                                       1997
                                                                       ----
Net Revenues...................................................    $11,347,000
Net Loss.......................................................    $(7,150,000)


During 1997, ACME Parent entered into and contributed to the Company the right to: (i) acquire 49% of the licensee of Station KZAR in exchange for member units in ACME Parent valued at $6 million, (ii) pay $3 million for an option to acquire the remaining 51% interest in the licensee of Station KZAR for $5 million, exercisable immediately after the station commences on-air operations, which is expected to occur in the second quarter of 1998.

On December 15, 1997, the Company acquired the 49% interest in the licensee of Station KZAR, paid $3 million to acquire the option and loaned the sellers $4 million. In the event the Company exercises the option to acquire the remaining 51%, the $4 million loan will be applied against the remaining purchase price. In addition, the Company considers the $3 million paid to acquire the option as part of the purchase price. Accordingly, at December 31, 1997, the amount paid to acquire the option and the loan have been included in other non-current assets.

On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers of the 49% interests in the license of Station KZAR in connection with the above transaction. ACME Parent contributed this investment to the Company in exchange for membership units in the Company.


(4) SUBSEQUENT AND PENDING ACQUISITIONS

On July 29, 1997, ACME Parent entered into and subsequently contributed to ACME Missouri a stock purchase agreement to acquire Koplar Communications, Inc.
(KCI). On September 30, 1997, ACME Missouri placed $143 million into an escrow account, classified as a deposit on the accompanying Consolidated Balance Sheet, in connection with this acquisition, entered into a long-term LMA with Station KPLR and filed requisite applications with the FCC for the transfer of the Station's license to ACME Missouri.

Pursuant to the LMA entered into on September 30, 1997 relating to Station KPLR, the Company retained all revenues generated by the station, bore substantially all operating expenses of the stations and was obligated to pay an LMA fee. These revenues and expenses for the period October 1 through December 31, 1997 are included in the Company's operating results. However, since the Company did not acquire KCI until after December 31, 1997, the assets and liabilities of KCI are included in the Company's consolidated balance sheet at December 31, 1997.

On March 13, 1998, the acquisition of KCI was consummated and the LMA was terminated.

In connection with the acquisition of KCI, ACME Missouri entered into a management agreement with Edward J. Koplar (the 'Management Agreement'), providing for an annual fee of $1 million over an initial term of three years (which is deemed to have commenced on October 1, 1997). Mr. Koplar has the right to voluntarily terminate his services thereunder at any time and be paid any remaining consulting fees that would be payable for the remaining term of the agreement at the effective date of such termination. The Company does not intend to renew the Management Agreement and has no right to require Mr. Koplar to provide services pursuant thereto in exchange for the compensation payable thereunder. Accordingly, the Company intends to treat the $3 million payable pursuant to the Management Agreement as additional purchase price in connection with the acquisition, allocate such amount to broadcast licenses, and amortize such amount over a 20-year period.

On August 22, 1997, ACME New Mexico entered into an agreement with affiliates of the sellers of station KZAR to acquire 100% of the interests in the construction permit for Station KAUO for a consideration of $10,000. This agreement was consummated on January 22, 1998.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(5) SENIOR DISCOUNT NOTES

On September 30, 1997, the Company issued Senior Discount Notes (Television Notes) with a face value of $175 million and received $127,370,000 in gross proceeds from such issuance. These Television Notes provide for semi-annual cash interest payments at an annual rate of 10.875% beginning in the fourth year with the first interest payment due on March 31, 2001. The Television Notes are subordinated to the Company's bank revolver (see Note 7) and to the Company's capital equipment finance facilities. The Television Notes mature on September 30, 2004 and may not be prepaid without penalty.

The Television Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. The Company was in compliance with all such convenants and restrictions at December 31, 1997.

Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the term of the Television Notes.

(6) UNIT OFFERING

On September 30, 1997, the Company issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the Company's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% Senior Secured Discount Notes (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003 and the notes mature on September 30, 2005. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $3.5 million of such net proceeds to the membership units, $35.6 million to the discounted note payable and $1.5 million to prepaid financing costs--the latter which is being amortized over the eight year term of the notes. The Intermediate Notes contain certain convenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain assets sales. The Company was in compliance with all such convenants and restrictions at December 31, 1997.

(7) BANK REVOLVER

On August 15, 1997, the Company entered into a $22.5 million revolving credit facility (the Loan Agreement) with Canadian Imperial Bank Corporation (CIBC), of which $3.5 million was drawn and outstanding as of September 30, 1997. Under the terms of the Loan Agreement, advances bear interest at either the alternative base rate or the adjusted LIBOR rate, as defined in the Loan Agreement. On December 2, 1997, the Loan Agreement was amended to provide the Company with an increased credit line to $40 million, more favorable interest rates and a lengthened term. There was no outstanding balance due under the Loan Agreement as of December 31, 1997.

The Loan Agreement contains certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. The Company was in compliance with all such covenants and restrictions at December 31, 1997.

Costs associated with the procurring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and will be amortized over the term of the Loan Agreement.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(8) COMMITMENTS AND CONTINGENCIES

Obligations under Leases

The Company is obligated under noncancelable operating leases for office space and its transmission site. Future minimum lease payments as of December 31, 1997 under noncancelable operating leases with initial or remaining terms of one year or more are as follows:


Year ending December 31:

   1998............................................................   $  532,000
   1999............................................................   $  536,000
   2000............................................................   $  523,000
   2001............................................................   $  502,000
   2002............................................................   $  523,000
   2003  & Thereafter..............................................   $3,999,000

Programming Rights Payable

Maturities on the Company's programming rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are as follows:

Year ending December 31:

   1998...........................................................   $1,803,000
   1999...........................................................   $1,840,000
   2000...........................................................   $2,233,000
   2001...........................................................   $1,721,000
   2002...........................................................   $  970,000
   2003 & Thereafter..............................................   $   91,000

Legal Proceedings

The Company is party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

(9) SUBSEQUENT EVENTS
    -----------------

On March 2, 1998, the Company entered into an asset purchase agreement to acquire WTVK-Channel 46 serving the Ft. Myers/Naples, Florida marketplace for $13 million in cash and 2,500 membership units in ACME Parent. Concurrently, the Company entered into an LMA agreement with WTVK wherein the Company, effective March 3, 1998, will retain all revenues generated by the station, bear all operating expenses of the station and have the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The LMA will terminate upon the consummation of the asset purchase transaction, which is subject to the receipt of regulatory approvals.

The Company has an agreement in principle with Paxson Communications Corporation ("Paxson") to exchange the Company's FCC licenses and transmission facilities for Station KUWB for the FCC licenses and transmission facilities for Station KUPX (formerly KOOG) - Channel 30, also serving the Salt Lake City, Utah marketplace. The consummation of this transaction is subject to regulatory approvals and to the commencement of on-air operations on KUWB, which is expected to occur during the second quarter of 1998. Paxson and the Company will enter into reciprocal Time Brokerage Agreements (TBA) which provide each party the right to program the other's to be exchanged station, and to retain all revenue derived therefrom and to pay all operating expenses incurred therewith, effective with the commencement of Station KUWB's on-air operations. These TBA's will terminate upon completion of the station exchange.

                ACME INTERMEDIATE HOLDINGS, LLC (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                             DECEMBER 31,
                                                                                                 1997
                                                                                                 ----
Assets:
  Investment in and advances to subsidiaries .............................................     $79,992
  Prepaid financing costs ................................................................       1,592
                                                                                               -------

     Total assets ........................................................................     $81,584
                                                                                               =======


Liabilities:
     Senior Secured Discount Notes ......................................................      36,863
                                                                                              -------

     Total liabilities ..................................................................      36,863
                                                                                              -------

Members' Capital:
  Members' capital ......................................................................      51,355
  Accumulated deficit ...................................................................      (6,634)
                                                                                              --------

     Total members' capital .............................................................      44,721
                                                                                              -------

     Total liabilities and members' capital .............................................     $81,584
                                                                                              =======


            See accompanying notes to condensed financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 1997
                                                                                               1997
                                                                                               ----
Revenues.................................................................................     $    --
Operating expenses.......................................................................          --
                                                                                              -------

       Operating income..................................................................          --

Interest expense.........................................................................      (1,216)
Equity in net loss of subsidiaries.......................................................      (5,418)
                                                                                               -------

       Net loss..........................................................................     $(6,634)
                                                                                              ========

            See accompanying notes to condensed financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 1997
                                                                                                1997
                                                                                                ----
Net loss................................................................................      $(6,634)
Adjustment to reconcile net loss to net cash used in operating activities:
  Equity in net loss of subsidiaries....................................................        5,418
  Accretion of senior-secured discount notes............................................        1,213
                                                                                              -------

     Net cash used in operating activities..............................................           (3)
                                                                                              -------

Cash flows from investing activity:
  Investment in and advances to affiliates..............................................      (62,335)
                                                                                              -------

Cash flows from financing activities:
  Equity contributions..................................................................       28,280
  Increase in prepaid financing costs...................................................       (1,592)
  Issuance of Senior Secured Discount Notes.............................................       35,650
                                                                                              -------

     Net cash provided from financing activities........................................       62,338
                                                                                              -------

       Net increase in cash.............................................................            0
       Cash at beginning of period......................................................            0
                                                                                              -------

       Cash at end of period............................................................           $0
                                                                                              =======

     Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest.......................................................................            0
         Income taxes...................................................................            0
       Noncash transactions:
         Contributions of the net assets of ACME Television of Oregon, LLC from Parent
         in exchange for membership units...............................................      $23,075
                                                                                              -------

            See accompanying notes to condensed financial statements.

                         ACME INTERMEDIATE HOLDINGS, LLC
                    NOTES TO CONDENSED FINANCIAL INFORMATION

(1) BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this filing.

(2) CASH DIVIDENDS

There have been no cash dividends declared by the Company.

(3) LONG-TERM DEBT

There are no cash interest payments due on the Company's Senior Secured Discount Notes until March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACME INTERMEDIATE HOLDINGS, LLC

                                          By:       /s/ THOMAS ALLEN
                                              ----------------------------------
                                                        Thomas Allen
                                              Executive Vice President, Chief
                                                Financial officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K (containing only financial statements for the period in question in accordance with Rule 15d-2) has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                          *                            Chairman of the Board and Chief   April 10, 1998
-----------------------------------------------------  Executive Officer
                    Jamie Kellner

                          *                            President, Chief Operating        April 10, 1998
-----------------------------------------------------  Officer, Secretary and Director
                    Douglas Gealy

                  /s/ THOMAS ALLEN                     Executive Vice President, Chief   April 10, 1998
-----------------------------------------------------  Financial Officer and Director
                    Thomas Allen

By: /s/     THOMAS ALLEN
    --------------------------------
              Thomas Allen
            Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit Number            Description
--------------            -----------
    27                    Financial Data Schedule