Form 10-K/A
period 1997-12-31
ACME INTERMEDIATE HOLDINGS LLC
filed 1998-12-18
CIK 1049530

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                          SPECIAL FINANCIAL REPORT ON

                                  FORM 10-K/A

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


                        COMMISSION FILE NUMBER 333-40277


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


ACME Television, LLC's subsidiaries (hereinafter referred to in this paragraph collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television's senior discount notes referred to in note 5. The Subsidiary Guarantors are wholly owned and constitute all of the ACME Television's direct and indirect subsidiaries. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) the Company and ACME Television, LLC are holding companies with no assets or independent operations other than their investments in their subsidiaries, and
(ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.


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

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                -----------------
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


On December 15, 1997, the Company acquired the 49% interest in the licensee of Station KZAR, paid $3 million to acquire the option and loaned the sellers $4 million. This 49% interest is accounted for using the equity method. In the event the Company exercises the option to acquire the remaining 51%, the $4 million loan will be applied against the remaining purchase price. In addition, the Company considers the $3 million paid to acquire the option as part of the purchase price. Accordingly, at December 31, 1997, the amount paid to acquire the option and the loan have been included in other non-current assets.

On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers of the 49% interests in the license of Station KZAR in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. ACME Parent contributed this investment to the Company in exchange for membership units in the Company. The Company did not record the $6 million investment or increase in capital until the consideration was issued in January of 1998.


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

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(5) SENIOR DISCOUNT NOTES


On September 30, 1997, ACME Television issued Senior Discount Notes (Television Notes) with a face value of $175 million and received $127,370,000 in gross proceeds from such issuance. These Television Notes provide for semi-annual cash interest payments at an annual rate of 10.875% beginning in the fourth year with the first interest payment due on March 31, 2001. The Television Notes are subordinated to the Company's bank revolver (see Note 7) and to the Company's capital equipment finance facilities. The Television Notes mature on September 30, 2004 and may not be prepaid without penalty.


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

(6) UNIT OFFERING


On September 30, 1997, the Company issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the Company's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% Senior Secured Discount Notes (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003 and the notes mature on September 30, 2005. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $3.5 million of such net proceeds to the membership units, $35.6 million to the discounted note payable and $1.5 million to prepaid financing costs--the latter which is being amortized over the eight year term of the notes. The Intermediate Notes contain certain convenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain assets sales. The Company was in compliance with all such convenants and restrictions at December 31, 1997. The Intermediate Notes are secured by a first priority lien on all of the capital stock or limited liability company interests of each subsidiary of ACME Intermediate directly owned by ACME Intermediate, including all of the outstanding membership units of ACME Television, LLC.


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

Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and will be amortized over the term of the Loan Agreement.

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


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ JAMIE KELLNER                      Chairman of the Board and Chief   April 10, 1998
-----------------------------------------------------  Executive Officer
                    Jamie Kellner

                /s/ DOUGLAS GEALY                      President, Chief Operating        April 10, 1998
-----------------------------------------------------  Officer, Secretary and Director
                    Douglas Gealy

                  /s/ THOMAS ALLEN                     Executive Vice President, Chief   April 10, 1998
-----------------------------------------------------  Financial Officer and Director
                    Thomas Allen

                  /s/ THOMAS ALLEN                     Managing Member                   April 10, 1998
-----------------------------------------------------
ACME TELEVISION HOLDINGS, LLC
By: Thomas Allen
Title: Executive Vice President and
       Chief Financial Officer