Form 10-K/A
period 1997-12-31
ACME INTERMEDIATE HOLDINGS LLC
filed 1999-04-23
CIK 1049530

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                          SPECIAL FINANCIAL REPORT ON
                                  FORM 10-K/AA
(MARK ONE)

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

On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers of the 49% interest in the license of Station KZAR in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. ACME Parent contributed this investment to the Company in exchange for membership units in the Company. The Company did not record the $6 million investment or increase in capital until the consideration was issued in January of 1998.

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

ACME Television, LLC's subsidiaries (hereinafter referred to in this paragraph collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television's senior discount notes. The Subsidiary Guarantors are wholly owned and constitute all of the ACME Television's direct and indirect subsidiaries. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) the Company and ACME Television, LLC are holding companies with no assets or independent operations other than their investments in their subsidiaries, and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

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

(6) UNIT OFFERING

On September 30, 1997, the Company issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the Company's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% Senior Secured Discount Notes (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003 and the notes mature on September 30, 2005. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $3.5 million of such net proceeds to the membership units, $35.6 million to the discounted note payable and $1.5 million to prepaid financing costs--the latter which is being amortized over the eight year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain assets sales. The Company was in compliance with all such covenants and restrictions at December 31, 1997. The Intermediate Notes are secured by a first priority lien on all of the capital stock or limited liability company interests of each subsidiary of ACME Intermediate directly owned by ACME Intermediate, including all of the outstanding membership units of ACME Television, LLC.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

SCHEDULE I   --  Condensed Financial Information of ACME Television, LLC
                 (Parent Company):

             --  Condensed Balance Sheet as of December 31, 1997.

             -- Condensed Statement of Operations for the years ended December 31, 1997.

             -- Condensed Statement of Cash Flows for the years ended December 31, 1997.

             --  Notes to the Condensed Financial Information.

SCHEDULE III --  Condensed Financial Statements of ACME Television, LLC and
                 Subsidiaries (an affiliate whose securities are pledged as collateral):

             --  Independent Auditors' Report.

             --  Consolidated Balance Sheet as of December 31, 1997.

             -- Consolidated Statement of Operations and Members' Capital for the year ended December 31, 1997.

             -- Consolidated Statements of Cash Flows for the year ended December 31, 1997.

             --  Notes to the Consolidated Financial Statements.

                                   SCHEDULE I

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

                                   SCHEDULE I


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

                                   SCHEDULE I


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

                                   SCHEDULE I
                         ACME INTERMEDIATE HOLDINGS, LLC
                    NOTES TO CONDENSED FINANCIAL INFORMATION

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

                                  SCHEDULE III

                          INDEPENDENT AUDITORS' REPORT

The Members
ACME Television, LLC:

We have audited the accompanying consolidated balance sheet of ACME Television, LLC and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and members' capital and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Television, LLC and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KMPG PEAT MARWICK LLP

Los Angeles, California
March 11, 1998,
except as to the third
paragraph of Note 4
which is as of March 13, 1998.

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                     ASSETS


                                                                                               1997
Current assets:
  Cash and cash equivalents................................................................   $  8,820
  Accounts receivable, less allowance for doubtful accounts of $51.........................        699
  Due from affiliates......................................................................        162
  Current portion of programming rights....................................................        614
  Prepaid expenses and other current assets................................................      3,032
                                                                                              --------
       Total current assets................................................................     13,327
                                                                                              --------

Property and equipment, net................................................................      7,346
Programming rights, net of current portion.................................................        587
Broadcast licenses, net of accumulated amortization of $761................................     36,004
Deposits...................................................................................    143,000
Other assets...............................................................................     17,418
                                                                                              --------

 ........Total assets.......................................................................   $217,682
                                                                                              ========

                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable.........................................................................   $  3,361
  Accrued expenses.........................................................................        651
  Current portion of programming rights payable............................................        653
  Current portion of obligations under lease...............................................        292
                                                                                              --------

       Total current liabilities...........................................................      4,957

Programming rights payable, net of current portion.........................................      1,351
Obligations under lease, net of current portion............................................        443
Senior discount notes......................................................................    130,833
                                                                                              --------

       Total liabilities...................................................................    137,584
                                                                                              --------

Members' capital...........................................................................     85,516
Accumulated deficit........................................................................     (5,418)
                                                                                              --------
       Total members' capital..............................................................     80,098
                                                                                              --------
               Total liabilities and members' capital.......................................  $217,682
                                                                                              ========

                 See accompanying notes to financial statements.

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS AND MEMBERS' CAPITAL
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                1997

Broadcast revenues..........................................................................   $11,347
                                                                                               -------

Operating expenses:

  Programming...............................................................................     3,608

  Selling, general and administrative.......................................................     7,965

  Depreciation and amortization.............................................................     1,215
                                                                                               -------

         Total operating expenses...........................................................    12,788

         Operating loss.....................................................................    (1,441)

  Interest income...........................................................................       273

  Interest expense..........................................................................    (4,250)
                                                                                               -------

         Net loss...........................................................................    (5,418)

  Parent's contribution.....................................................................    85,516
                                                                                               -------

         Members' capital at December 31, 1997..............................................   $80,098
                                                                                               =======


                 See accompanying notes to financial statements.

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                              1997
                                                                                              ----
Cash flows from operating activities:
  Net loss................................................................................  $ (5,418)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization........................................................     1,215
     Amortization of discount on Senior Discount Notes and debt issuance costs............     3,908
     Changes in assets and liabilities:
       Increase in accounts receivable, net...............................................      (699)
       Increase in programming rights.....................................................      (706)
       Increase in prepaid expenses and other current assets..............................    (3,194)
       Increase in accounts payable.......................................................     3,361
       Increase in accrued expenses.......................................................        651
       Increase in programming rights payable.............................................        381
                                                                                             --------

         Net cash used in operating activities............................................       (501)
                                                                                             --------

Cash flows from investing activities--
  Deposit relating to acquisition agreement...............................................   (143,000)
  Purchase of property and equipment......................................................     (6,077)
  Purchase of Tennessee station...........................................................    (13,454)
  Other...................................................................................    (10,470)
                                                                                             --------

         Net cash used in investing activities............................................   (173,001)
                                                                                             --------
Cash flows from financing activities:
  Contribution from parent................................................................     62,441
  Repayment of capital leases.............................................................        (97)
  Issuance of Senior Discount Notes.......................................................    127,370
  Debt issuance costs.....................................................................     (7,392)
                                                                                             --------

         Net cash provided by financing activities........................................    182,322
                                                                                             --------

         Net increase (decrease) in cash..................................................      8,820
Cash at beginning of period...............................................................         --
                                                                                             --------

Cash at end of period.....................................................................   $  8,820
                                                                                             ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest.............................................................................   $    514
     Income taxes.........................................................................         --
                                                                                             ========

  Non cash transactions:
     Contribution of the net assets of ACME Television of Oregon, LLC from Parent in
      exchange for membership units.......................................................   $ 23,075
                                                                                             ========

                 See accompanying notes to financial statements.

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997

(1) DESCRIPTION OF BUSINESS AND FORMATION

ACME Television, LLC (the Company) was formed on August 8, 1997. Upon formation, the Company received a contribution from ACME Television Holdings, LLC (ACME Parent), through ACME Intermediate Holdings, LLC (ACME Intermediate), of ACME Parent's wholly owned subsidiaries--ACME Television of Oregon, LLC (ACME Oregon) and ACME Television of Tennessee, LLC (ACME Tennessee) and certain other net assets. This contribution of $25,455,000 (including cash of $2,380,000), was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and the Company has reflected the result of operations of the entities contributed for the period presented. In addition, on September 30, 1997, ACME Intermediate made an additional contribution of $60,061,000 in exchange for membership units in the Company.

ACME Parent owns, directly and indirectly, 92% of the outstanding members units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding members units of the Company.

ACME Oregon was formed on March 5, 1997 to acquire Station KWBP, serving the Portland, Oregon market from Channel 32, Incorporated. Prior to the acquisition of Station KWBP (June 17, 1997), ACME Oregon operated the station and financed its losses, effective January 1, 1997 pursuant to a Local Marketing Agreement with the Channel 32, Incorporated. The acquisition was completed on June 17, 1997 (see note 3). ACME Tennessee was formed on April 17, 1997 to acquire Station WINT, serving the Knoxville, Tennessee market. This acquisition was completed on October 7, 1997 (See Note 3) and the call letters for the station have subsequently been changed to WBXX.

On July 25, 1997 the Company formed ACME Television Holdings of Missouri, Inc. (formerly known as ACME Television Licenses of Missouri, Inc.; "ACME Missouri") for the purpose of acquiring Station KPLR and on October 31, 1997 adopted limited liability company agreements for ACME Television of Utah, LLC (ACME
Utah) and ACME Television of New Mexico, LLC (ACME New Mexico) for the purpose of acquiring the licensee of Stations KZAR and the assets of Station KAUO, respectively. On December 15, 1997, ACME Utah completed its acquisition of a 49% interest in the licensee of Station KZAR (See Note 3). The acquisition of Station KAUO did not occur on or prior to December 31, 1997. (See Note 4)

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Revenue from to the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company receives such revenues net of commissions deducted by advertising agencies and national sales representatives.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Programming Rights

Programming rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Programming rights are stated at the lower of amortized cost or estimated realizable value. The cost of such programming rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, programming rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year are reflected in the balance sheets as current and noncurrent assets, respectively. The payments under these contracts that are due within one year and after one year are similarly classified as current and noncurrent liabilities.

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

Broadcasting and other equipment..............................       3-20 years
Furniture and fixtures........................................        5-7 years
Vehicles......................................................          5 years

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

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-- (CONTINUED)
Carrying Value of Long-Lived Assets

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, net realizable value of programming rights and the evaluation of intangible assets. Actual results could differ from those estimates.

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

(3) ACQUISITIONS

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

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(3) ACQUISITIONS-- (CONTINUED)

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

<APTION>
                                                              YEAR ENDED
                                                          DECEMBER 31, 1997
                                                          -----------------
Net Revenues.......................................          $11,347,000
Net Loss...........................................          $(5,934,000)

During 1997, ACME Parent entered into and contributed to the Company the right to: (i) acquire 49% of the licensee of Station KZAR in exchange for member units in ACME Parent valued at $6 million, (ii) pay $3 million for an option to acquire the remaining 51% of the licensee of Station KZAR for $5 million, exercisable immediately after the station commences on-air operations, which is expected to occur in the second quarter of 1998.

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

On January 22, 1998, ACME Parent issued $6 million of its member units to the sellers of the 49% interest in the license of Station KZAR in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. ACME Parent contributed this investment to the Company in exchange for membership units in the Company. The Company did not record the $6 million investment or increase in capital until the consideration was issued in January of 1998.

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

Pursuant to the LMA entered into on September 30, 1997 relating to Station KPLR, the Company retained all revenues generated by the station, bore substantially all operating expenses of the station and was obligated to pay an LMA fee. These revenues and expenses for the period October 1 through December 31, 1997 are included in the Company's operating results. However, since the Company did not acquire KCI until after December 31, 1997, the assets and liabilities of KCI are not included in the Company's consolidated balance sheet at December 31, 1997.

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

                                  SCHEDULE III

                      ACME TELEVISION, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997


(5) SENIOR DISCOUNT NOTES

On September 30, 1997, the Company issued Senior Discount Notes (Notes) with a face value of $175 million and received $127,370,000 in gross proceeds from such issuance. These Notes provide for semi-annual cash interest payments at an annual rate of 10.875% beginning in the fourth year with the first interest payment due on March 31, 2001. The Notes are subordinated to the Company's bank revolver (see Note 6) and to the Company's capital equipment finance facilities. The Notes mature on September 30, 2004 and may not be prepaid without penalty.

The Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 1997.

The Loan Agreement contains covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. The Company was in compliance with all such covenants and restrictions at December 31, 1997.

Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the term of the notes.

The Company's subsidiaries (hereinafter referred to in this paragraph collectively as 'Subsidiary Guarantors') are fully, unconditionally, and jointly and severally liable for the Company's senior discount notes referred to in note
5. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of the Company with essentially no independent operations that is jointly and severally liable with the Company on the Notes (as defined). The Company has not included separate financial statements of the aforementioned subsidiaries because (1) the Company is a holding Company with no assets or independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

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

(6) BANK REVOLVER

On August 15, 1997, the Company entered into a $22.5 million revolving credit facility (the Loan Agreement) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bear interest at either the alternative base rate or the adjusted LIBOR rate, as defined in the Loan Agreement. On December 2, 1997, the Loan Agreement was amended to provide the Company with an increased credit line to $40 million, more favorable interest rates and a lengthened term. There was no outstanding balance due under the Loan Agreement as of December 31, 1997.

The Loan Agreement contains covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. The Company was in compliance with all such covenants and restrictions at December 31, 1997.

Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the Loan Agreement.


(7) COMMITMENTS AND CONTINGENCIES

Obligations under Leases

The Company is obligated under noncancelable operating leases for office space and its transmission sites. Future minimum lease payments as of December 31, 1997 under noncancelable operating leases with initial or remaining terms of one year or more are as follows:


Year ending December 31:

   1998................................................................................        $   532,000
   1999................................................................................        $   536,000
   2000................................................................................        $   523,000
   2001................................................................................        $   502,000
   2002................................................................................        $   523,000
   2003  & Thereafter..................................................................        $ 3,999,000

Total rental expense under operating leases for the twelve months ended December 31, 1997 was approximately $166,000.

                                  SCHEDULE III


                      ACME TELEVISION, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                          YEAR ENDED DECEMBER 31, 1997

(7) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

Programming Rights Payable

Maturities on the Company's programming rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are as follows:


   1998................................................................................        $ 1,803,000
   1999................................................................................        $ 1,840,000
   2000................................................................................        $ 2,233,000
   2001................................................................................        $ 1,721,000
   2002................................................................................        $   970,000
   2003 & Thereafter...................................................................        $    91,000

Legal Proceedings

The Company is party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

(8) SUBSEQUENT EVENTS

On March 2, 1998, the Company entered into an asset purchase agreement to acquire WTVK-Channel 46 serving the Ft. Myers / Naples, Florida marketplace for $13 million in cash and 2,500 membership units in ACME Parent. Concurrently, the Company entered into an LMA agreement with WTVK wherein the Company, effective March 3, 1998, will retain all revenues generated by the station, bear all operating expenses of the station and have the right to program the station (subject to WTVK's ultimate authority for programming) and assume the station's existing programming commitments. The LMA will terminate upon the consummation of the asset purchase transaction, which is subject to the receipt of regulatory approvals.

The Company has an agreement in principle with Paxson Communications Corporation ("Paxson") to exchange the Company's FCC licenses and transmission facilities for Station KUWB for the FCC licenses and transmission facilities for Station KUPX (formerly KOOG) - Channel 30, also serving the Salt Lake City, Utah marketplace. The consummation of this transaction is subject to regulatory approvals and to the commencement of on-air operations on KUWB, which is expected to occur during the second quarter of 1998. Paxson and the Company will enter into reciprocal Time Brokerage Agreements (TBA) which provide each party the right to program the other's to be exchanged station, and to retain all revenue derived therefrom and to pay all operating expenses incurred therewith, effective on or about the commencement of Station KUWB's on-air operations. These TBA's will terminate upon completion of the station exchange.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 1999                     ACME INTERMEDIATE HOLDINGS, LLC

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ JAMIE KELLNER                      Chairman of the Board and Chief   April 23, 1999
-----------------------------------------------------  Executive Officer
                    Jamie Kellner

                /s/ DOUGLAS GEALY                      President, Chief Operating        April 23, 1999
-----------------------------------------------------  Officer, Secretary and Director
                    Douglas Gealy

                  /s/ THOMAS ALLEN                     Executive Vice President, Chief   April 23, 1999
-----------------------------------------------------  Financial Officer and Director
                    Thomas Allen

                  /s/ THOMAS ALLEN                     Managing Member                   April 23, 1999
-----------------------------------------------------
ACME TELEVISION HOLDINGS, LLC
By: Thomas Allen
Title: Executive Vice President and
       Chief Financial Officer