Form 10-Q
period 1999-06-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 1999-08-16
CIK 1049530, 1049510

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED June 30, 1999


                            COMMISSION FILE NUMBERS:


     ACME Intermediate Holdings, LLC                         333-40277
     ACME Television, LLC                                    333-40281

                                ----------------

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       and
                              ACME TELEVISION, LLC
--------------------------------------------------------------------------------
            (Exact name of registrants as specified in their charter)


            Delaware                    ACME Intermediate Holdings, LLC           52-2050589
            Delaware                    ACME Television, LLC                      52-2050588
-------------------------------                                               ------------------
(State or other jurisdiction of                                                (I.R.S. Employer
 incorporation or organization)                                               Identification No.)

                                ----------------

                        2101 E. Fourth Street, Suite 202
                          Santa Ana, California, 92705
                                 (714) 245-9499
--------------------------------------------------------------------------------
          (Address and Telephone number of Principal Executive Offices)

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

92.14% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Television Holdings, LLC. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded.

As of August 16, 1999, ACME Intermediate Holdings, LLC had 910,986 common membership units outstanding.

As of August 16, 1999, ACME Television, LLC had 200 common membership units outstanding.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       And
                              ACME TELEVISION, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS

  ITEM
 NUMBER                                                                                      PAGE
 ------                                                                                      ----
 PART I FINANCIAL INFORMATION

 Item 1.    FINANCIAL STATEMENTS

            ACME INTERMEDIATE HOLDINGS, LLC and Subsidiaries and
            ACME TELEVISION, LLC and Subsidiaries

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998..................................        3

                  Consolidated Statements of Operations
                  for the Three Months Ended June 30, 1999 and June 30, 1998...........        4

                  Consolidated Statements of Operations
                  for the Six Months Ended June 30, 1999 and June 30, 1998.............        5

                  Consolidated Statements of Members' Capital..........................        6

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and June 30, 1998................................        7

                  Notes to Consolidated Financial Statements...........................        8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..................................................       11

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................       14


PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS...........................................................      14

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K............................................      15

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    AS OF DECEMBER 31,             AS OF JUNE 30,
                                               -------------------------     --------------------------
                                                          1998                          1999
                                               -------------------------     --------------------------
                                                   ACME                         ACME
                                               INTERMEDIATE      ACME        INTERMEDIATE       ACME
                                                 HOLDINGS     TELEVISION       HOLDINGS      TELEVISION
                                               ------------   ----------     ------------    -----------
                                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                     $     953      $     953      $   1,617      $   1,617
  Accounts receivable, net                         10,609         10,609         13,151         13,151
  Due from affiliates                                   4            131              5              5
  Current portion of programming rights             6,357          6,357          6,508          6,508
  Prepaid expenses and other current assets           414            414            767            767
                                                ---------      ---------      ---------      ---------
        Total current assets                       18,337         18,464         22,048         22,048

Property and equipment, net                        16,441         16,441         25,002         25,002
Programming rights, net of current portion          8,046          8,046          5,757          5,757
Deposits                                               36             36            536            536
Deferred income taxes                               3,811          3,811          3,971          3,971
Intangible assets, net                            222,987        222,987        261,156        261,156
Other assets                                       17,187         15,592         10,808          9,237
                                                ---------      ---------      ---------      ---------
        Total assets                            $ 286,845      $ 285,377      $ 329,278      $ 327,707
                                                =========      =========      =========      =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Bank borrowings                               $   8,000      $   8,000      $  39,400      $  39,400
  Accounts payable                                  4,425          4,425          4,951          4,951
  Accrued liabilities                               4,210          4,210          7,831          7,831
  Due from affiliates                                  --             --            205             78
  Current portion of programming rights
    payable                                         7,649          7,649          6,082          6,082
  Current portion of obligations under
    lease                                           1,273          1,273          1,277          1,277
                                                ---------      ---------      ---------      ---------
        Total current liabilities                  25,557         25,557         59,746         59,619

Programming rights payable, net of
  current portion                                   6,512          6,512          4,964          4,964
Obligations under lease, net of
  current portion                                   4,199          4,199          4,078          4,078
Other liabilities                                   1,125          1,125            540            541
Deferred income taxes                              31,241         31,241         30,439         30,439
10 7/8% Senior discount notes                     145,448        145,448        153,357        153,357
12% Senior secured notes                           42,051             --         44,913             --
                                                ---------      ---------      ---------      ---------
         Total liabilities                        256,133        214,082        298,037        252,998
                                                ---------      ---------      ---------      ---------

Redeemable members' capital                            --             --         15,366             --
                                                ---------      ---------      ---------      ---------


Members' capital                                   58,402         92,563         68,736        118,263
Accumulated deficit                               (27,690)       (21,268)       (52,861)       (43,554)
                                                ---------      ---------      ---------      ---------
   Total members' capital                          30,712         71,295         15,875         74,709
                                                ---------      ---------      ---------      ---------
   Total liabilities and members' capital       $ 286,845      $ 285,377      $ 329,278      $ 327,707
                                                =========      =========      =========      =========

           See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------
                                                      1998                                1999
                                          -------------------------------   ---------------------------------
                                             ACME                               ACME
                                          INTERMEDIATE         ACME          INTERMEDIATE           ACME
                                          HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC     TELEVISION, LLC
                                          -------------   ---------------    --------------    ---------------
                                                                     (IN THOUSANDS)
Net revenues                                $ 11,570          $ 11,570          $ 15,512          $ 15,512

Operating expenses:
   Station operating expenses                  9,214             9,214            11,560            11,560
   Depreciation and amortization               3,332             3,332             4,393             4,393
   Corporate                                     605               605               762               762
   Equity-based compensation                      --                --             8,200             8,200
                                            --------          --------          --------          --------
       Total operating expenses               13,151            13,151            24,915            24,915
                                            --------          --------          --------          --------
            Operating income (loss)           (1,581)           (1,581)           (9,403)           (9,403)

Other income (expenses):
   Interest income                               115               115                12                12
   Interest expense                           (5,303)           (4,004)           (6,600)           (5,108)
                                            --------          --------          --------          --------

Net loss before income taxes                  (6,769)           (5,470)          (15,991)          (14,499)

Income tax benefit                               385               385               191               191
                                            --------          --------          --------          --------
            Net loss                        $ (6,384)         $ (5,085)         $(15,800)         $(14,308)
                                            ========          ========          ========          ========

         See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------
                                                      1998                                1999
                                          -------------------------------   ---------------------------------
                                             ACME                               ACME
                                          INTERMEDIATE         ACME          INTERMEDIATE           ACME
                                          HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC     TELEVISION, LLC
                                          -------------   ---------------    --------------    ---------------
                                                                     (IN THOUSANDS)
Net revenues                                $ 19,327          $ 19,327          $ 26,635          $ 26,635

Operating expenses:
   Station operating expenses                 15,165            15,165            19,990            19,990
   Depreciation and amortization               4,181             4,181             8,159             8,159
   Corporate                                   1,194             1,194             1,483             1,483
   Equity-based compensation                      --                --            10,700            10,700
                                            --------          --------          --------          --------
       Total operating expenses               20,540            20,540            40,332            40,332
                                            --------          --------          --------          --------
            Operating income (loss)           (1,213)           (1,213)          (13,697)          (13,697)

Other income (expenses):
  Interest income                                188               188                20                20
  Interest expense                           (10,194)           (7,683)          (12,430)           (9,545)
                                            --------          --------          --------          --------

Net loss before income taxes                 (11,219)           (8,708)          (26,107)          (23,222)

Income tax benefit                               365               365               936               936
                                            --------          --------          --------          --------
            Net loss                        $(10,854)         $ (8,343)         $(25,171)         $(22,286)
                                            ========          ========          ========          ========

          See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL

                                      ACME INTERMEDIATE HOLDINGS, LLC
                                      --------------------------------
                                       COMMON                  TOTAL
                                      MEMBERS'  ACCUMULATED   MEMBERS'
                                      CAPITAL     DEFICIT     CAPITAL
                                      --------  -----------   --------
                                               (IN THOUSANDS)
Balance at December 31, 1998            58,402     (27,690)     30,712
  Contribution of Parent                10,700          --      10,700
  Redeemable preferred dividend           (366)         --        (366)
  Net loss                                  --     (25,171)    (25,171)
                                      --------    --------    --------
Balance at June 30, 1999 (unaudited)    68,736     (52,861)     15,875
                                      ========    ========    ========


                                            ACME TELEVISION, LLC
                                      --------------------------------
                                                               TOTAL
                                      MEMBERS'  ACCUMULATED   MEMBERS'
                                      CAPITAL     DEFICIT     CAPITAL
                                      --------  -----------   --------
                                               (IN THOUSANDS)
Balance at December 31, 1998            92,563     (21,268)     71,295
  Equity-based compensation             10,700          --      10,700
  Contribution of Parent                15,000          --      15,000
  Net loss                                  --     (22,286)    (22,286)
                                      --------    --------    --------
Balance at June 30, 1999 (unaudited)  $118,263    $(43,554)   $ 74,709
                                      ========    ========    ========

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                        JUNE 30, 1998                       JUNE 30, 1999
                                                                -----------------------------       ------------------------------
                                                                    ACME             ACME               ACME              ACME
                                                                INTERMEDIATE      TELEVISION,       INTERMEDIATE       TELEVISION,
                                                                HOLDINGS, LLC         LLC           HOLDINGS, LLC          LLC
                                                                -------------     -----------       -------------      -----------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                     $(10,854)         $ (8,343)         $(25,171)         $(22,286)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                   4,181             4,181             8,159             8,159
     Amortization of program rights                                  2,195             2,195             3,250             3,250
     Amortization of debt issuance costs                               185               180               285               261
     Amortization of discount on senior discount notes               6,934             6,934             7,909             7,909
     Amortization of discount on senior secured notes                2,503                --             2,861                --
     Non-cash compensation expense - Management Carry Units             --                --            10,700            10,700
     Deferred taxes                                                   (345)             (345)             (962)             (962)

Changes in assets and liabilities:                                      --                --                --                --
     Increase in accounts receivables, net                          (4,013)           (4,013)           (2,542)           (2,542)
     Increase in prepaid expenses                                     (691)             (691)             (353)             (353)
     (Increase) decrease in due from affiliates                         --                --               126               126
     (Increase) other assets                                            --                --            (2,583)           (2,583)
     Increase  in accounts payable                                     102               102               526               526
     Increase in accrued expenses                                    4,304             4,304             3,621             3,621
     Payments on programming rights payable                         (2,853)           (2,853)           (4,227)           (4,227)
     Decrease in other liabilities                                  (1,727)           (1,730)             (505)             (505)
                                                                  --------          --------          --------          --------
          Net cash provided by (used in) operating activities          (79)              (79)            1,094             1,094
                                                                  --------          --------          --------          --------

Cash flows from investing activities:
     Purchase of property and equipment                             (3,934)           (3,934)           (4,493)           (4,493)
     Purchase of station interests                                 (17,635)          (17,635)          (41,265)          (41,265)
     Cash acquired in acquisition - St. Louis                          779               779                --                --
     Deposits relating to station acquisitions                          --                --              (500)             (500)
                                                                  --------          --------          --------          --------
          Net cash used in investing activities                    (20,790)          (20,790)          (46,258)          (46,258)
                                                                  --------          --------          --------          --------

Cash flows from financing activities:
     Increase in notes payable to bank                              12,000            12,000            31,400            31,400
     Borrowings under (repayments of) capital leases                 1,935             1,935              (572)             (572)
     Issuance of redeemable preferred membership units                  --                --            15,000                --
     Issuance of membership units                                       --                --                --            15,000
                                                                  --------          --------          --------          --------
          Net cash provided by financing activities                 13,935            13,935            45,828            45,828
                                                                  --------          --------          --------          --------

     Net increase (decrease) in cash                                (6,934)           (6,934)              664               664
     Cash at beginning of period                                     8,820             8,820               953               953
                                                                  --------          --------          --------          --------
     Cash at end of period                                        $  1,886          $  1,886          $  1,617          $  1,617
                                                                  ========          ========          ========          ========
Cash Payments for:
     Interest                                                          121               121               630               630
     Taxes                                                              18                18                25                25
                                                                  ========          ========          ========          ========
 Non-Cash Transactions:
     Purchases of property and equipment in exchange
         for capital lease obligations                               2,036             2,036               438               438
     Exchange of note receivable and option deposit as
         purchase consideration for station interest                    --                --             7,000             7,000
     Contribution of Parent for membership units                  $  7,050          $  7,050          $     --          $     --
                                                                  ========          ========          ========          ========

              See the notes to the consolidated financial statements

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

(1) DESCRIPTION OF THE BUSINESS AND FORMATION

Presentation/Interim Financial Statements

Financial statements are presented for each of ACME Intermediate Holdings, LLC and its subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the "Company" refers to ACME Intermediate Holdings; LLC and its consolidated subsidiaries and references to "ACME Television" refer to ACME Television, LLC and its consolidated subsidiaries. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment. Certain amounts previously reported for 1998 have been reclassified to conform to the 1999 financial statement presentation.

The accompanying consolidated financial statements for the six months ended June 30, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the integrated Annual Report on Form 10-K for ACME Television and ACME Intermediate for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Nature of Business

ACME Intermediate Holdings, LLC is a holding company with no assets or independent operations other than its wholly-owned subsidiary, ACME Television, LLC. ACME Television, through its subsidiaries, owns and/or operates the following nine commercially licensed broadcast television stations (the "Stations" or "Subsidiaries") located throughout the United States:

                                                                         Network
         Station                    Market                             Affiliation      Status
         -------                    ------                             -----------      ------
         KPLR - 11                  St. Louis                              WB           Owned and Operated
         KWBP - 32                  Portland, OR                           WB           Owned and Operated
         KUWB - 30                  Salt Lake City                         WB           Operated/Not Owned
         KUPX - 16                  Salt Lake City                        PAX           Owned/Not Operated
         KWBQ - 19                  Albuquerque                            WB           Owned and Operated
         WBXX - 20                  Knoxville                              WB           Owned and Operated
         WTVK - 46                  Ft. Myers/Naples                       WB           Owned and Operated
         WBDT - 26                  Dayton                                 WB           Owned and Operated
         WIWB - 14                  Green Bay                              WB           Owned and Operated
         WBUI - 23                  Champaign-Springfield-Decatur          WB           Owned and Operated

(2) ACQUISITIONS

On March 13, 1998, ACME Missouri completed its acquisition of Koplar Communications, Inc. ("KCI") and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to an interim LMA entered into with KCI in connection with the acquisition, effective October 1, 1997 all revenues and operating expenses of the station for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in ACME Television's historical operating results. The purchase transaction was recorded on the consolidated balance sheet of ACME Television effective March 31, 1998 and beginning on April 1, 1998, ACME Television's results includes the amortization of all intangible assets related to the acquisition.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            For the Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

On June 30, 1998, ACME Television acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers/Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units in ACME Intermediate's parent, ACME Television Holdings, LLC ("ACME Parent"), (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method and the value of the Parent membership units issued was treated as a contribution from ACME Parent to ACME Intermediate and then from ACME Intermediate to ACME Television. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million was recorded as an intangible asset and is being amortized over a period of 20 years. In connection with the acquisition, ACME Television entered into an LMA agreement with WTVK wherein ACME Television, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses of the station and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing ACME programming commitments. The LMA terminated upon the consummation of the acquisition. Consequently, under the LMA the revenues and operating expenses of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

On February 16, 1999, ACME Television acquired the remaining 51% interest in Station KUPX in exchange for the payment of $7.0 million (consisting of (i) $3.0 million paid in December 1997 for an option to acquire the remaining 51% of Station KUPX and (ii) $4.0 million in repayment of a loan from ACME Parent to the sellers of this station) plus approximately $1.0 million in cash. In March 1999, the FCC approved the swap of station KUPX for station KUWB, which ACME Television has been operating under an LMA since April 1998. Station KUPX has been operated by the current owner of Station KUWB since May 1998 under a reciprocal LMA agreement. The station swap is expected to close during the third quarter of 1999, at which time the LMAs will terminate. ACME Television intends to account for the swap as a non-monetary transaction using its historical cost and believes that the fair value of station KUWB approximates the historical cost of station KUPX.

On February 19, 1999, ACME Television entered into an agreement in principle with Ramar Communications ("Ramar") to acquire the assets of Ramar's station, KASY TV-50, serving the Albuquerque, NM, market for approximately $27 million. In a related transaction, ACME Television will concurrently sell to Ramar the broadcast license to operate station KWBQ, also serving the Albuquerque market. ACME Television will also enter into a 10-year LMA agreement with Ramar to operate KWBQ. This transaction has been approved by the FCC and is expected to close in the fourth quarter of 1999. At the closing, Ramar will grant an affiliate of the Company an option to repurchase KWBQ for $100,000 which we expect will be assigned to us immediately after the closing of the sale of KWBQ to Ramar.

On April 23, 1999, ACME Television through its newly created subsidiaries ACME Television of Ohio, LLC ("ACME Ohio"), ACME Television of Illinois, LLC ("ACME Illinois") and ACME Television of Wisconsin, LLC ("ACME Wisconsin"), acquired all of the property and equipment of three wholly-owned subsidiaries of Paxson Communications Corporation ("Paxson"): Paxson Communications of Dayton-26, Inc. (Station WBDT, Channel 26, which is licensed to broadcast in the Dayton, Ohio market), Paxson Communications of Green Bay-14, Inc. (Station WIWB, Channel 14, which is licensed to broadcast in the Green Bay, Wisconsin market) and Paxson Communications of Decatur-23, Inc. (Station WBUI, Channel 23, which is licensed to broadcast in the Champaign-Decatur, Illinois market) (collectively, the "Acquired Stations") for an aggregate purchase price of $32 million. Following FCC approval of the transfer of the broadcast licenses and pursuant to the same Asset Purchase Agreement , ACME acquired the licenses of the Acquired Stations (the "Licenses Acquisition") for an additional aggregate consideration of $8 million on June 23, 1999. ACME Television operated the three stations under an interim LMA agreement beginning June 2, 1999 and the operating results of the three stations from the commencement of the LMA until the closing of the license acquisition are included in the Company's results of operation for the second quarter.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            For the Six Months Ended June 30, 1999 and June 30, 1998
                                   (Unaudited)

(3)  ISSUANCE OF REDEEMABLE PREFERRED MEMBERSHIP UNITS

On April 23, 1999, in connection with the acquisition of the property and equipment assets of the Paxson Acquired Stations, ACME Intermediate issued 7,000 units of a newly created class of mandatory redeemable preferred membership units to ACME Parent in exchange for a $7 million cash contribution. On June 23, 1999, an additional $8 million contribution was received by ACME Intermediate from ACME Parent in exchange for 8,000 preferred units. ACME Intermediate, on the same days of receipt from ACME Parent, contributed to ACME Television the aggregate $15 million.

The terms of the ACME Intermediate preferred units provide for dividend accruals at the rate of 22.5% per annum for the first six months following issuance. Thereafter, the dividend rate increases 2.5% every three months until it reaches a 35% cap. All dividends along with the par value of the preferred units are mandatorily redeemable to ACME Parent on the earlier of (a) the completion of new permanent financing, including an initial public offering or a debt offering or (b) October 1, 2005. ACME Intermediate may redeem, in whole or in part, the preferred units earlier than the mandatory redemption date, without penalty, if either by that date its Senior Secured Notes have been redeemed, or if approved by a majority of those noteholders.

(4) RELATED PARTY TRANSACTIONS

In February 1999, ACME Parent acquired a 25% membership interest in Sylvan Tower, LLC - an entity formed for the sole purpose of building digital transmission facilities to service the Portland, Oregon marketplace - for approximately $2.5 million. ACME Parent subsequently entered into an agreement to enter into a long-term lease with ACME Television of Oregon, LLC (a subsidiary of ACME Television ("ACME Oregon") which allows station KWBP to install and operate a digital television antenna and transmitter at the site. In connection with the acquisition of this lease, ACME Oregon paid to ACME Parent approximately $2.5 million, which has been treated as deferred tower rent and is included in other non-current assets as of June 30, 1999.

Also in February 1999, ACME Oregon exercised its option to purchase the property where KWBP's corporate and studio facilities are located for $1.5 million from a member of ACME Parent. Before this purchase, the same facility was leased from an affiliate of this same member.

(5) CERTAIN COMPENSATION ARRANGEMENTS

ACME Parent has issued Management Carry Units ("MCUs") to certain founding members of management. These units entitle the holders to certain distribution rights, payable by ACME Parent, upon achievement of certain returns by non-management investors and are subject to partial forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by ACME Parent under certain specified circumstances. These MCUs are accounted for as a variable compensation plan, resulting in an expense when it is probable that any such distributions will be made. Inasmuch as these MCUs represent a non-cash expense to the Company, any expense incurred by the Company shall be deemed to have been funded by a capital contribution from ACME Parent. For the six months ended June 30, 1999 the Company has recorded compensation expense and a corresponding capital contribution of $10.7 million related to the MCUs. For the six months ended June 30, 1998, no expense or related capital contribution was recorded.

(6) SUBSEQUENT EVENTS

On August 2, 1999, ACME Parent announced its plan to reorganize as ACME Communications, Inc. in connection with a proposed initial public offering filed by ACME Communications on Form S-1 with the Securities and Exchange Commission on July 30, 1999. There is no guarantee that ACME Communications will be able to complete its initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We derive our revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on our ability to provide popular programming that attracts audiences in the demographic groups targeted by advertisers, thereby allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

Our revenues are generally highest during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Our revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due for such advertisement and promotion from any network, including The WB Network, or other program provider.

RESULTS OF OPERATIONS

The following table sets forth certain historical financial data for the periods indicated:

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                       --------------------         -----------------------
                                         1999         1998            1999          1998
                                       --------     -------         --------      ---------
                                                         (IN THOUSANDS)
 Statement of Operations Data:
    Net revenues                       $ 15,512     $11,570         $ 26,635      $ 19,327
    Operating income (loss)              (9,403)     (1,581)         (13,697)       (1,213)
    Net loss - ACME Television          (14,308)     (5,085)         (22,286)       (8,343)
    Net loss - ACME Intermediate        (15,800)     (6,384)         (25,171)      (10,854)

 Statement of Cash Flow Data:
    Net cash provided by (used in)
         operating activities               N/A         N/A            1,094           (79)
    Net cash used in investing
         activities                         N/A         N/A          (46,258)      (20,790)

    Net cash provided by (used in)
         financing activities               N/A         N/A           45,828        13,935


 Certain Other Financial Data:
    Broadcast cash flow (1)(3)            3,883       2,712            6,516         4,433
    Broadcast cash flow margin(1)          25.0%       23.4%            24.5%         22.9%
    EBITDA(2)(3)                          3,122       2,107            5,033         3,239
    EBITDA margin(2)(3)                    20.1%       18.2%            18.9%         16.8%
    LMA fees                                 --         171               --           228
    Amortization of program rights        1,668       1,186            3,250         2,195
    Adjusted program payments (1)         1,736       1,001            3,379         2,152


----------

(1) "Broadcast cash flow" is defined as operating income, plus depreciation and amortization, program amortization, non-cash equity based compensation, LMA fees and corporate overhead, less program payments - the latter as adjusted to reflect reductions for impaired or expired rights in connection with acquisitions. We define broadcast cash flow margin as broadcast cash flow as a percentage of net revenues.

(2) We define "EBITDA" as broadcast cash flow less corporate expenses. EBITDA margin is EBITDA as a percentage of net revenues.

(3) We have included broadcast cash flow and EBITDA data because we believe such data is a useful measure for evaluating the operating performance of our station group. Broadcast cash flow eliminates the effect of depreciation and amortization which relate to acquisitions under the purchase method of accounting, the impact of accelerated program amortization and the impact of corporate expenses, and allows for an evaluation of the operating performance of the our stations relative to that of the our competitors which may not have similar depreciation, amortization or corporate structures. EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Our definitions of broadcast cash flow and EBITDA may not be comparable to similarly titled measures presented by other companies. Broadcast cash flow and EBITDA are not, and should not be used as indicators or alternatives to operating income, net loss or cash flow as reflected in the consolidated financial statements, are not measures of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Net revenues increased 34% to $15.512 million for the second quarter and increased 38% to $26.635 million for the first half of 1999 compared to the same periods a year ago. These gains reflect solid growth at our flagship station KPLR and significant increases in net revenues at our stations in Portland, Oregon (KWBP), Salt Lake City (KUWB) and Knoxville (WBXX). The revenue gains in these markets have been driven by improved audience ratings at these stations.

Station operating expenses increased 28% to $11.560 million for the second quarter and increased 33% to $19.990 million for the first half of 1999 compared to the same periods a year ago. These increases are primarily related to increased programming and staffing related costs at our developing stations in Portland, Oregon, Salt Lake City, Albuquerque, Knoxville and Ft. Myers.

Depreciation and amortization increased 32% to $4.393 million in the second quarter and increased 95% to $8.159 million during the first half of 1999 compared to the corresponding periods a year ago. The second quarter increase relates primarily to the increased depreciation of property, plant and equipment additions since June 1998 and to the amortization of intangibles related to our WTVK - Ft. Myers acquisition in June 1998. The significant increase for the first half primarily relates to the March 1998 acquisition of KPLR - St. Louis and the resulting amortization of intangibles for that station.

Corporate expenses increased 7% to $762,000 for the second quarter and increased 14% to $1.483 million for the first half of 1999. These increases in corporate overhead relate primarily to increased staffing to support the growing operations of our station group.

Equity-based compensation expense during the quarter was $8.2 million and for the first half of 1999 totaled $10.7 million. There was no corresponding expense in 1998. This expense, which is related to the June 1997 grant by ACME Parent of Management Carry Units (MCU's) to the Company's founding executives, reflects the significant increase in estimated value of ACME Parent during the past six months and the resulting value of the MCU's. The increase in ACME Parent's value has been driven primarily by the success of The WB Network, the recent results of the Company and the increased number of the stations under ownership and management.

Interest expense for ACME Television for the second quarter was $5.108 million, an increase of 27% over the prior year second quarter. First half interest expense increased 24% to $9.545 million. These increases in interest expense relate primarily to the continued increased principal balance of ACME Television's 10 7/8% senior discount notes and the April 1999 borrowings on the Company's revolving credit facility in connection with the acquisition of the Paxson Stations.

Interest expense for ACME Intermediate for the second quarter was $6.600 million, an increase of 24% over the prior year second quarter. First half interest expense increased 22% to $12.430 million. These increases in interest expense relate primarily to the increased ACME Television interest expense and the continued increased principal balance of ACME Intermediate's 12% senior secured notes.

The Company recorded a net income tax benefit of $191,000 during the second quarter compared to a benefit of $385,000 in the corresponding quarter of 1998. This decrease relates to a decrease in the tax loss generated by Station KPLR. For the first half of 1999, the Company recorded a tax benefit of $936,000 compared to a benefit of $365 for the first half of 1998. This increase in the deferred tax benefits relates primarily to the fact that Station KPLR was not acquired until March 1999 and accordingly, there was no tax benefit for the first quarter of 1998.

ACME Intermediate's and ACME Television's net losses for the second quarter were $15.8 million and $14.308 million, respectively, compared to net losses for the second quarter of 1998 of $6.384 million and $5.085 million, respectively. These increased net losses of approximately $9.4 million for ACME Intermediate and $9.2 million for ACME Television are attributable primarily to the $8.2 million equity-based compensation charge in the second quarter, increased interest expense and increased depreciation and amortization, net of improved operating results (exclusive of depreciation and amortization) at the stations. For the first half, ACME Intermediate's net loss was $25.2 million compared to a $10.9 million net loss in the prior year period and ACME Television's net loss was $22.3 million compared to $8.3 million net loss in the prior year period. These increased losses were primarily attributable to the $10.2 million equity-based compensation charge for the first half of 1999, the increased amortization relating to the March 1998 acquisition of KPLR and increased interest expense, offset somewhat by improved operating results (exclusive of depreciation and amortization) at the stations.

Broadcast cash flow for the second quarter increased 48% to $3.883 million and for the first half increased 47% to $6.516 million. These increases were driven by significant revenue gains and improved operating margins at all of our stations. EBITDA increased 48% to $3.122 million for the second quarter and increased 55% for the first half due to increased broadcast cash flow and a lower growth of corporate expenses compared to our broadcast cash flow growth.

Liquidity and Capital Resources

Cash flows provided by operating activities for ACME Television and ACME Intermediate were $1.1 million for the six months ended June 30 1999 compared to cash flows used by operating activities of $79,000 for the first half of 1998. This increase is related primarily to the Company's improved broadcast cash flow for the period, offset by increased working capital needs.

Cash flows used by the Company in investing activities during the first half of 1999 were $46.3 million compared to $20.8 million used for investing activities during the first six months of 1998. This increase relates primarily to the acquisition of the Paxson Stations as described in note 2.

Cash flows provided by financing activities for the Company of $45.8 million for the first half of 1999 related primarily to increased borrowings and the issuance of membership units in connection with the second quarter 1999 acquisition of the Paxson Stations.

At June 30 1999, ACME Television's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40 million, dependent upon its meeting certain financial ratio tests as set forth in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At June 30 1999, $39.4 million was outstanding and $600,000 was available under the facility. The interest rate on this outstanding principal amount was 8.00% per annum at June 30 1999.

ACME Television's 10 7/8% Senior Discount Notes, issued in September 1997, do not accrue cash interest until October 1, 2000 with the first semi-annual payment of interest due on June 30 2001. ACME Intermediate's 12% Senior Secured Notes, also issued in September 1997, do not accrue cash interest until October 1, 2002 with the first semi-annual payment of interest due on June 30 2003.

The Company believes that internally generated funds from operations and borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations, through borrowings under the existing credit agreement and through additional debt and equity financings. However there is no guarantee that such additional debt and/or equity financing and/or equity contributions by ACME Parent will be available or available at rates acceptable to the Company.

Year 2000

The Year 2000 ("Y2K") issues are a result of computer software applications using a two-digit format, as opposed to a four-digit format, to indicate the year. Some computer software applications might be unable to uniquely distinguish dates beyond the year 1999, which could cause a system failure, or miscalculations at our broadcast and corporate locations which could cause disruption of operations, including a temporary inability to produce broadcast signals or engage in normal business activities.

ACME Television is in the process of evaluating potential Year 2000 (Y2K) issues for both its information technology (IT) and non-IT systems such as telephone/PBX systems, fax machines, editing equipment, cameras, microphones, etc). All internal software and hardware is purchased, leased or licensed from third party vendors. Most of the Company's station facilities are new or have been recently upgraded and the Company has polled all of its significant software vendors and has been advised by them that their software is Y2K compliant.

The Company has completed its assessment, planning and testing phases, and has commenced the final phase of its Y2K project-implementation. During this phase, the Company will fix, retest and implement critical applications that were discovered to be Y2K deficient during the preceding phases.

At this point in time, the Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, nor is it aware of any material supplier with Y2K readiness problem, but this is subject to change as the compliance testing process continues. The Company expects to be able to implement the systems and programming changes necessary to address Y2K IT and non-IT readiness issues and, based on preliminary estimates, does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes.

Adoption of Accounting Standard

The Company has adopted FASB (Financial Accounting Standards Board) statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to impact the Company's financial statements as the Company has no derivative instruments at June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACME Television's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate. Based on our June 30, 1999 loan balance under the facility, a 100 basis point increase in the underlying rates would result in additional interest expense of $3.9 million on an annualized basis.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company maintains comprehensive general liability and other insurance, which it believes to be adequate for the purpose. The Company is not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    EXHIBIT
    NUMBER                       EXHIBIT DESCRIPTION
    -------                      -------------------
     3.1 Certificate of Formation of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.1 of ACME Intermediate Holdings, LLC's Registration Statement on Form S-4, File No. 333-40277 filed on November 14, 1997 (the "Intermediate Registration Statement").

     3.2 Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC dated September 24, 1997, incorporated by reference to Exhibit 3.2 of the Intermediate Registration Statement.

     3.3* Amendment to Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, dated August 25, 1998.

     3.4* Second Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC dated April 23, 1999.

     3.5 Certificate of Formation of ACME Television, LLC, incorporated by reference to Exhibit 3.1 of ACME Television, LLC's Registration Statement on Form S-4, File No. 333-40281, filed on November 14, 1997 (the "Television Registration Statement").

     3.6 Limited Liability Company Agreement of ACME Television, LLC, incorporated by reference to Exhibit 3.2 of the Television Registration Statement.

     4.1 Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 of the Intermediate Registration Statement.

     4.2 Form of Securities of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 4.3 of the Intermediate Registration Statement.

     4.3 Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as Issuers, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to
            Exhibit 4.1 of the Television Registration Statement.

     4.5 First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending June 30 1998.

     4.6 Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

     4.7 Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

    10.1 Asset Purchase Agreement, dated April 23, 1999, by and among Paxson Communications Corporation, Paxson Communications License Company, LLC, Paxson Communications, of Green Bau-14, Inc., Paxson Communications of Dayton-26, Inc., Paxson Dayton License, Inc., Paxson Communications of Decatur-23, Inc., Paxson Decatur License, Inc., ACME Television of Ohio, LLC, ACME Television Licenses of Ohio, LLC, ACME Television of Wisconsin, LLC, ACME Television Licenses of Wisconsin, LLC, ACME Television of Illinois, LLC and ACME Television Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio, WPXG(TV), Suring WI and WPXU(TV), Decatur, IL. Incorporated by reference to Registrant's Current Report on Form 8-K filed on May 7, 1999.

    10.2 Time Brokerage Agreement, Dated April 23, 1999, by and among Paxson Communications Licenses Company, LLC, Paxson Communications of Green bay-14, Inc., and ACME Television of Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin. Incorporated by reference to the Registrant's report on Form 8-K filed May 7, 1999

    10.3 Time Brokerage Agreement, Dated April 23, 1999, by and among Paxson Dayton Licenses Inc., Paxson Communications of Decatur-23, Inc., and ACME Television of Illinois, LLC for Station WPXU-TV, Decatur, Illinois. Incorporated by reference to the Registrant's report on Form 8-K filed May 7, 1999.

    10.4 Time Brokerage Agreement, Dated April 23, 1999, by and among Paxson Decatur Licenses Inc., Paxson Communications of Dayton-26, Inc., and ACME Television of Ohio, LLC for Station WDPX-TV, Springfield, Ohio. Incorporated by reference to the Registrant's report on Form 8-K filed May 7, 1999.

    10.5 Joint Sales Agreement by and between ACME Television Holdings, LlC and DP Media, Inc., dated April 23, 1999. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.6 Option Agreement dated April 23, 1999 by and between ACME Television Holdings, LLC and DP Media, Inc. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.7 Amendment No. 1 to First Amended and Restated Credit Agreement, dated June 30, 1998. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.8 Amendment No. 2 to First Amended and Restated Credit Agreement, dated June 30, 1998. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.9 Third amendment to First Amended and Restated Credit Agreement, dated March 1, 1999. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.10 Fourth Amendment to First Amended and Restated Credit Agreement, dated April 23, 1999. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    27.1* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

    27.2* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

------------
*  Filed herewith

b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on July 7, 1999, for the Asset Purchase Agreement dated April 23, 1999, described in the notes to the financial statements, as filed herewith, under the caption "Acquisitions".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ACME TELEVISION, LLC.

Date: August 16, 1999                      By: /s/ Doug Gealy
                                               ---------------------------------
                                               Doug Gealy, President


Date: August 16, 1999                      By: /s/ Thomas D. Allen
                                               ---------------------------------
                                               Thomas D. Allen
                                               Executive Vice President/CFO
                                               (principal financial officer)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACME INTERMEDIATE HOLDINGS, LLC.

Date: August 16, 1999                       By: /s/ Doug Gealy
                                                --------------------------------
                                                Doug Gealy, President


Date: August 16, 1999                       By: /s/ Thomas D. Allen
                                                --------------------------------
                                                Thomas D. Allen
                                                Executive Vice President/CFO
                                                (principal financial officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                       EXHIBIT DESCRIPTION
    -------                      -------------------
     3.1 Certificate of Formation of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.1 of ACME Intermediate Holdings, LLC's Registration Statement on Form S-4, File No. 333-40277 filed on November 14, 1997 (the "Intermediate Registration Statement").

     3.2 Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC dated September 24, 1997, incorporated by reference to Exhibit 3.2 of the Intermediate Registration Statement.

     3.3* Amendment to Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, dated August 25, 1998.

     3.4* Second Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC dated April 23, 1999.

     3.5 Certificate of Formation of ACME Television, LLC, incorporated by reference to Exhibit 3.1 of ACME Television, LLC's Registration Statement on Form S-4, File No. 333-40281, filed on November 14, 1997 (the "Television Registration Statement").

     3.6 Limited Liability Company Agreement of ACME Television, LLC, incorporated by reference to Exhibit 3.2 of the Television Registration Statement.

     4.1 Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 of the Intermediate Registration Statement.

     4.2 Form of Securities of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 4.3 of the Intermediate Registration Statement.

     4.3 Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as Issuers, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to
            Exhibit 4.1 of the Television Registration Statement.

     4.5 First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending June 30 1998.

     4.6 Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

     4.7 Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

    10.1 Asset Purchase Agreement, dated April 23, 1999, by and among Paxson Communications Corporation, Paxson Communications License Company, LLC, Paxson Communications, of Green Bau-14, Inc., Paxson Communications of Dayton-26, Inc., Paxson Dayton License, Inc., Paxson Communications of Decatur-23, Inc., Paxson Decatur License, Inc., ACME Television of Ohio, LLC, ACME Television Licenses of Ohio, LLC, ACME Television of Wisconsin, LLC, ACME Television Licenses of Wisconsin, LLC, ACME Television of Illinois, LLC and ACME Television Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio, WPXG(TV), Suring WI and WPXU(TV), Decatur, IL. Incorporated by reference to Registrant's Current Report on Form 8-K filed on May 7, 1999.

  EXHIBIT
  NUMBER                       EXHIBIT DESCRIPTION
  -------                      -------------------

    10.2 Time Brokerage Agreement, Dated April 23, 1999, by and among Paxson Communications Licenses Company, LLC, Paxson Communications of Green bay-14, Inc., and ACME Television of Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin. Incorporated by reference to the Registrant's report on Form 8-K filed May 7, 1999

    10.3 Time Brokerage Agreement, Dated April 23, 1999, by and among Paxson Dayton Licenses Inc., Paxson Communications of Decatur-23, Inc., and ACME Television of Illinois, LLC for Station WPXU-TV, Decatur, Illinois. Incorporated by reference to the Registrant's report on Form 8-K filed May 7, 1999.

    10.4 Time Brokerage Agreement, Dated April 23, 1999, by and among Paxson Decatur Licenses Inc., Paxson Communications of Dayton-26, Inc., and ACME Television of Ohio, LLC for Station WDPX-TV, Springfield, Ohio. Incorporated by reference to the Registrant's report on Form 8-K filed May 7, 1999.

    10.5 Joint Sales Agreement by and between ACME Television Holdings, LlC and DP Media, Inc., dated April 23, 1999. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.6 Option Agreement dated April 23, 1999 by and between ACME Television Holdings, LLC and DP Media, Inc. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.7 Amendment No. 1 to First Amended and Restated Credit Agreement, dated June 30, 1998. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.8 Amendment No. 2 to First Amended and Restated Credit Agreement, dated June 30, 1998. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.9 Third amendment to First Amended and Restated Credit Agreement, dated March 1, 1999. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    10.10 Fourth Amendment to First Amended and Restated Credit Agreement, dated April 23, 1999. Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1 No. 333-84191, filed on July 30, 1999.

    27.1* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

    27.2* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

------------
*  Filed herewith