Form 10-Q/A
period 1999-03-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 1999-11-15
CIK 1049530, 1049510

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                            COMMISSION FILE NUMBERS:

         ACME Intermediate Holdings, LLC                        333-40277
         ACME Television, LLC                                   333-40281

                                ----------------

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       and
                              ACME TELEVISION, LLC
            (Exact name of registrants as specified in their charter)

                                ----------------

         Delaware                     ACME Intermediate Holdings,LLC                  52-2050589
         Delaware                          ACME Television, LLC                       52-2050588
(State or other jurisdiction of                                                      (I.R.S. Employer
incorporation or organization)                                                      Identification No.)

                                ----------------

                        2101 E. Fourth Street, Suite 202
                          Santa Ana, California, 92705
                                 (714) 245-9499
          (Address and Telephone number of Principal Executive Offices)

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

92.14% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Television Holdings, LLC. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded.

As of May 14, 1999, ACME Intermediate Holdings, LLC had outstanding 910,986 membership units, without par value, its only class of equity.

As of May 14, 1999, ACME Television, LLC had outstanding 200 membership units, without par value, its only class of equity.

================================================================================

                                 EXPLANATORY NOTE

This Amendment Number 1 to ACME Intermediate Holdings, LLC and ACME Television, LLC's (together, the Companies) reports on Form 10-Q for the quarter ended March 31, 1999, is being filed to adjust the income tax expense for the first quarter of 1999 and the associated deferred tax liability, footnotes and management discussion and analysis to record the estimated tax effect relating to an inadvertent merger of two of the Company's subsidiaries during the first quarter. The Company was not aware of the tax exposure at time of the original filing of this document. The Company obtained appropriate state governmental rescissions of the merger during the quarter ended September 30, 1999, and the adjustment to the tax provision made for the first quarter 1999, as reflected in this filing, was reversed at that time and is reflected in the Companies' reports on Form 10-Q for the quarter ended September 30, 1999.

In response to the SEC's request in conjunction with the Companies' parent, ACME Communications', initial public offering and ACME Communications' prospectus filed with the SEC on September 29, 1999, we have also changed the presentation format of our broadcast cash flow and adjusted EBITDA tables and made minor grammatical changes to certain footnotes and management discussion and analysis comments to conform this document to the Companies' Form 10-K/As for the year ended December 31, 1998, which was filed October 14, 1999.

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       And
                              ACME TELEVISION, LLC


                                   FORM 10-Q/A


                               TABLE OF CONTENTS



     ITEM
    NUMBER                                                                                                   Page
    ------                                                                                                   ----

                          PART I - FINANCIAL INFORMATION

 Item 1.        FINANCIAL STATEMENTS

                ACME INTERMEDIATE HOLDINGS, LLC and Subsidiaries and
                ACME TELEVISION, LLC and Subsidiaries

                          Consolidated Balance Sheets as of
                              March 31, 1999 and December 31, 1998........................................    4

                          Consolidated Statements of Operations and Members' Capital
                              for the Three Months Ended March 31, 1999
                              and March 31, 1998..........................................................    5

                          Consolidated Statements of Cash Flows for
                             the Three Months Ended March 31, 1999
                             and March 31, 1998...........................................................    6

                          Notes to Consolidated Financial Statements......................................    7

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....    9

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................   12


                           PART II - OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS.........................................................................   12

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K..........................................................   12

PART I - FINANCIAL INFORMATION


                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                           AS OF MARCH 31,                      AS OF DECEMBER 31,
                                                  ------------------------------          ----------------------------
                                                                 1999                                 1998
                                                  ------------------------------          ----------------------------
                                                      ACME                                 ACME
                                                  INTERMEDIATE           ACME           INTERMEDIATE           ACME
                                                    HOLDINGS           TELEVISION         HOLDINGS          TELEVISION
                                                  ------------         ----------       ------------        ----------
                                                                              (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents                         $     938          $     938          $     953          $     953
  Accounts receivable, net                              9,009              9,009             10,609             10,609
  Due from affiliates                                       9                100                  4                131
  Current portion of programming rights                 6,591              6,591              6,357              6,357
  Prepaid expenses and other current assets               663                663                414                414
                                                    ----------------------------          ----------------------------
        Total current assets                           17,210             17,301             18,337             18,464

Property and equipment, net                            18,420             18,420             16,441             16,441
Programming rights, net of current portion              6,858              6,858              8,046              8,046
Deposits                                                  616                616                 36                 36
Deferred income taxes                                   3,811              3,811              3,811              3,811
Intangible assets, net                                229,528            229,528            222,987            222,987
Other assets                                           10,819              9,233             17,187             15,592
                                                    ----------------------------          ----------------------------
        Total assets                                $ 287,262          $ 285,767          $ 286,845          $ 285,377
                                                    ============================          ============================

LIABILITIES AND MEMBERS' CAPITAL
Current Liabilities:
  Bank borrowings                                   $  12,900          $  12,900          $   8,000          $   8,000
  Accounts payable                                      3,187              3,187              4,425              4,425
  Accrued liabilities                                   4,892              4,892              4,210              4,210
  Current portion of programming rights
    payable                                             6,913              6,913              7,649              7,649
  Current portion of obligations under
    lease                                               1,304              1,304              1,273              1,273
  Other current liabilities                                35                 --                 --                 --
                                                    ----------------------------          ----------------------------
        Total current liabilities                      29,231             29,196             25,557             25,557

Programming rights payable, net of
  current portion                                       5,804              5,804              6,512              6,512
Obligations under lease, net of
  current portion                                       4,348              4,348              4,199              4,199
Other liabilities                                         833                833              1,125              1,125
Deferred income taxes                                  33,471             33,471             31,241             31,241
Senior discount notes 10 7/8%                         149,298            149,298            145,448            145,448
Senior secured notes 12%                               43,436                 --             42,051                 --
                                                    ----------------------------          ----------------------------
         Total liabilities                            266,421            222,950            256,133            214,082
                                                    ----------------------------          ----------------------------

Members' capital                                       60,902             95,063             58,402             92,563
Accumulated deficit                                   (40,061)           (32,246)           (27,690)           (21,268)
                                                    ----------------------------          ----------------------------
   Total members' capital                              20,841             62,817             30,712             71,295

   Total liabilities and members' capital           $ 287,262          $ 285,767          $ 286,845          $ 285,377
                                                    ============================          ============================

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND MEMBERS' CAPITAL
                                   (Unaudited)




                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------
                                                          1999                                 1998
                                             --------------------------------     ---------------------------------
                                                ACME                                  ACME
                                             INTERMEDIATE          ACME           INTERMEDIATE            ACME
                                             HOLDINGS, LLC    TELEVISION, LLC     HOLDINGS, LLC     TELEVISION, LLC
                                             -------------    ---------------     -------------     ---------------
                                                                      (IN THOUSANDS)
Net Revenues                                     $ 11,123          $ 11,123          $  7,757          $  7,757
                                                 --------          --------          --------          --------

Operating expenses:
   Station operating expenses                       8,430             8,430             5,951             5,951
   Depreciation and amortization                    3,766             3,766               848               848
   Corporate                                          721               721               589               589
   Equity-based compensation                        2,500             2,500                --                --
                                                 --------          --------          --------          --------
       Total operating expenses                    15,417            15,417             7,388             7,388
                                                 --------          --------          --------          --------
            Operating income (loss)                (4,294)           (4,294)              369               369

Other Income (Expenses)
Interest income                                         8                 8                45                45
Interest expense                                   (5,830)           (4,437)           (4,864)           (3,652)

                                                 --------          --------          --------          --------
Net loss before income taxes                      (10,116)           (8,723)           (4,450)           (3,238)

Income tax expense                                 (2,255)           (2,255)              (20)              (20)
                                                 --------          --------          --------          --------
            Net Loss                             $(12,371)         $(10,978)         $ (4,470)         $ (3,258)

            Parent's contribution                   2,500             2,500             6,000             6,000

            Members' Capital at the
                 beginning of the period           30,712            71,295            44,721            80,098
                                                 --------          --------          --------          --------
            Members' Capital at the
                 end of the period               $ 20,841          $ 62,817          $ 46,251          $ 82,840
                                                 ========          ========          ========          ========

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                   -----------------------------------------------------------------
                                                                            MARCH 31, 1999                    MARCH 31, 1998
                                                                   -------------------------------    ------------------------------
                                                                       ACME                              ACME
                                                                    INTERMEDIATE        ACME          INTERMEDIATE        ACME
                                                                    HOLDINGS, LLC  TELEVISION, LLC    HOLDINGS, LLC  TELEVISION, LLC
                                                                   -------------------------------    ------------------------------
                                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                        $(12,371)         $(10,978)         $(4,470)         $(3,258)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                      3,766            3,766              848              848
     Amortization of program rights                                     1,582            1,582            1,009            1,009
     Amortization of debt issuance cost                                   128              119               --               --
     Amortization of discount on Senior  Discount Notes                 3,850            3,850            3,463            3,463
     Amortization of discount on Senior Secured Notes                   1,384               --            1,212               --
     Non-cash compensation expense - Management Carry Units             2,500            2,500               --               --
     Deferred taxes                                                     2,230            2,230               --               --
Changes in assets and liabilities:
     (Increase) decrease in accounts receivables, net                   1,600            1,600             (318)            (318)
     (Increase) decrease in prepaid expenses                             (249)            (249)             743              743
     (Increase) decrease in due from affiliates                            (5)              31               --               --
     Increase in deposits                                                 (80)             (80)              --               --
     (Increase) other assets                                           (2,428)          (2,428)              --               --
     Decrease  in accounts payable                                     (1,238)          (1,238)             (42)             (42)
     Increase in accrued expenses                                         682              682              442              442
     Payments on programming rights payable                            (2,072)          (2,072)          (1,151)          (1,151)
     Decrease in other liabilities                                       (256)            (292)              --               --
                                                                     -------------------------          ------------------------
          Net cash provided by (used in) operating activities            (977)            (977)           1,736            1,736
                                                                     -------------------------          ------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                (2,171)          (2,171)          (2,970)          (2,970)
     Purchase of station interests                                     (1,009)          (1,009)          (2,225)          (2,225)
     Cash acquired in acquisition - St. Louis                              --               --              779              779
     Deposits relating to station acquisitions                           (500)            (500)          (2,500)          (2,500)
                                                                     -------------------------          ------------------------
          Net cash used in investing activities                        (3,680)          (3,680)          (6,916)          (6,916)
                                                                     -------------------------          ------------------------

Cash flows from financing activities:
     Increase in notes payable to bank                                  4,900            4,900               --               --
     Payments on capital leases                                          (258)            (258)             (70)             (70)
                                                                     -------------------------          ------------------------
          Net cash provided by (used in) financing activities          (4,642)          (4,642)             (70)             (70)
                                                                     -------------------------          ------------------------
     Net increase (decrease) in cash                                      (15)             (15)          (5,250)          (5,250)
     Cash at beginning of period                                          953              953            8,820            8,820
                                                                     -------------------------          ------------------------
     Cash at end of period                                           $    938          $   938          $ 3,570          $ 3,570
                                                                     =========================          ========================
Cash Payments for:
          Interest                                                        372              372               24               24
          Taxes                                                            25               25               --               --
 Non-Cash Transactions:
          Purchases of property and equipment in exchange
               for capital lease obligations                              438              438               --               --
          Exchange of note receivable and option deposit as
               purchase consideration for station interest              7,000            7,000               --               --
          Contribution of Parent for membership units                $     --          $    --          $ 6,000          $ 6,000
                                                                     =========================          ========================

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Three Months Ended March 31, 1999 and March 31, 1998
                                   (Unaudited)


(1) DESCRIPTION OF THE BUSINESS AND FORMATION

Presentation / Interim Financial Statements

Financial statements are presented for each of ACME Intermediate Holdings, LLC and its subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the "Company" refers to ACME Intermediate Holdings, LLC and its consolidated subsidiaries and references to "ACME Television" refer to ACME Television, LLC and its consolidated subsidiaries. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment. Certain amounts previously reported for 1998 have been reclassified to conform to the 1999 financial statement presentation.

The accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission. These financials statements do not include all disclosures and footnotes normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the integrated Annual Report on Form 10-K for ACME Television and ACME Intermediate for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Nature of Business

ACME Intermediate Holdings, LLC is a holding company with no assets or independent operations other than its wholly-owned subsidiary, ACME Television, LLC. ACME Television, through is subsidiaries, owns and/or operates six commercially licensed broadcast television stations (the "Stations" or "Subsidiaries") located throughout the United States: Station KPLR (serving the St. Louis DMA), Station KWBP (serving the Portland, Oregon DMA), Station KUWB (serving the Salt Lake City DMA), Station KWBQ (serving the Albuquerque, NM
DMA), Station WBXX (serving the Knoxville DMA) and WTVK (serving the Ft. Myers/Naples DMA).

(2) ACQUISITIONS


On March 13, 1998, ACME Missouri completed its acquisition of Koplar Communications, Inc. ("KCI") and acquired all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to an interim LMA entered into with KCI in connection with the acquisition, effective October 1, 1997 all revenues and operating expenses (except depreciation and amortization) of the station for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in ACME Television's historical operating results. The purchase transaction was recorded on the consolidated balance sheet of ACME Television effective March 31, 1998 and beginning on April 1, 1998, ACME Television's results includes the amortization of all intangible assets related to the acquisition.



On June 30, 1998, ACME Television acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers/Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units in ACME Intermediate's parent, ACME Television Holdings, LLC ("ACME Parent"), (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method and the value of the Parent membership units issued was treated as a contribution from ACME Parent to ACME Intermediate and then from ACME Intermediate to ACME Television. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million was recorded as an intangible asset and is being amortized over a period of 20 years. In connection with the acquisition, ACME Television entered into an LMA agreement with WTVK wherein ACME Television, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses (except depreciation and amortization) of the station and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The LMA terminated upon the consummation of the acquisition. Consequently, under the LMA the revenues and operating expenses of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

                            ACME TELEVISION, LLC AND
                         ACME INTERMEDIATE HOLDINGS, LLC

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


(2) ACQUISITIONS (CONTINUED)


On February 16, 1999, ACME Television acquired the remaining 51% interest in Station KUPX in exchange for the payment of $7.0 million (consisting of (i) $3.0 million paid in December 1997 for an option to acquire the remaining 51% of Station KUPX and (ii) $4.0 million in repayment of a loan from ACME Parent to the sellers of this station) plus approximately $1.0 million in cash. In March 1999, the FCC approved the swap of station KUPX for station KUWB, which ACME Television has been operating under an LMA since April 1998. Station KUPX has been operated by the current owner of Station KUWB since May 1998 under a reciprocal LMA agreement. The swap is expected to close in May 1999, at which time the LMAs will terminate. ACME Television intends to account for the swap as a business combination using its fair market value and will record KUPX at its fair value. Any difference between its fair value and the carrying value of KUWB will result in a gain or loss, however, the Company believes that the fair value of station KUWB approximates the historical cost of station KUPX.


On February 19, 1999, ACME Television entered into an agreement in principle with Ramar Communications ("Ramar") to acquire the assets of Ramar's station, KASY TV-50, serving the Albuquerque, NM, market for approximately $27 million. In a related transaction, ACME Television will concurrently sell to Ramar the broadcast license to operate station KWBQ, also serving the Albuquerque market, for $100,000. An affiliate of ACME Parent will receive an option from Ramar to repurchase the station's license for $100,000 plus certain reimbursements for capital equipment purchased by Ramar for KWBQ. This option, which can be exercised any time within 5 years from the date of the sale of KWBQ, is expected to be assigned to ACME Television upon completion of the KASY and KWBQ transactions. Concurrent with these transactions, ACME Television will also enter into a 10-year LMA agreement with Ramar to operate KWBQ. This transaction is subject to FCC approval.

(3) RELATED PARTY TRANSACTIONS

On February 15, 1999, ACME Parent acquired a 25% membership interest in Sylvan Tower, LLC - an entity formed for the sole purpose of building digital transmission facilities to service the Portland, Oregon marketplace - for approximately $2.5 million. ACME Parent subsequently entered into an agreement to enter into a long-term lease with ACME Television of Oregon, LLC (a subsidiary of ACME Television ("ACME Oregon")) which allows station KWBP to install and operate a digital television antenna and transmitter at the site. In connection with the acquisition of this lease, ACME Oregon paid to ACME Parent approximately $2.5 million, which has been treated as deferred tower rent and is included in other non-current assets as of March 31, 1999.


Also in February 1999, ACME Oregon exercised its option to purchase the property where KWBP's corporate and studio facilities are located for $1.5 million from a member of ACME Parent. Before this purchase, the same facility was leased from an affiliate of this same member.


(4) CERTAIN COMPENSATION ARRANGEMENTS

ACME Parent has issued Management Carry Units ("MCUs") to certain founding members of management. These units entitle the holders to certain distribution rights, payable by ACME Parent, upon achievement of certain returns by non-management investors and are subject to partial forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by ACME Parent under certain specified circumstances. These MCUs are accounted for as a variable compensation plan, resulting in an expense when it is probable that any such distributions will be made. Inasmuch as these MCUs represent a non-cash expense to the Company, any expense incurred by the Company shall be deemed to have been funded by a capital contribution from ACME Parent. For the quarter ended March 31, 1999 the Company has recorded compensation expense and a corresponding capital contribution of $2.5 million related to the MCUs. For the three months ended March 31, 1998, no expense or related capital contribution was recorded.

(5) SUBSEQUENT EVENTS

On April 23, 1999, ACME Television entered into a definitive agreement with Paxson Communications Corporation ("Paxson") pursuant to which ACME Television, or its designated subsidiaries, will acquire for $40.0 million, substantially all of the assets of Paxson relating to Station WDPX, Channel 26, which is licensed to broadcast in the Dayton, Ohio market, Station WPXG, Channel 14, which is licensed to broadcast in the Green Bay, Wisconsin market, and Station WPXU, Channel 23, which is licensed to broadcast in the Champaign-Decatur, Illinois market.

Of the $40.0 million acquisition cost, $32.0 million was paid on April 23, 1999, and $8.0 million will be payable upon receipt of FCC approval for the transfer of the broadcast licenses. Related to this transaction, ACME Television has entered into an interim LMA agreement for each of these stations whereby ACME Television will operate the three stations being acquired effective June 2, 1999. These LMAs will terminate upon the approvals from the FCC and the payment by ACME Television of the remaining $8.0 million purchase consideration. During the LMA Period, ACME Television will retain all revenues generated from the sale of all advertising time within programs supplied by ACME to each station and the sale of all local advertising time within all network provided programming for each station. ACME will also reimburse Paxson for certain operating expenses of each station and have the right to provide programming for each station subject to Paxson's ultimate authority for each station and each station's existing programming commitments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report.

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

     The carrying value of long-lived assets, consisting of tangible, identifiable intangible, and goodwill, is reviewed if the facts and circumstances suggest that they might be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value. There are neither facts nor circumstances that would lead management to believe that any of our long-lived assets are impaired.


Results of Operations


The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA along with a recap of our statement of cash flow data for the periods indicated:



                                             ACME INTERMEDIATE AND ACME TELEVISION
                                                  THREE MONTHS ENDED MARCH 31,
                                             -------------------------------------
                                                      1998              1999
                                                  ----------        ----------
Broadcast cash flow and adjusted EBITDA(1):

 Operating income (loss)                            $    369         $  (4,294)
 Add back:
  Equity based compensation                               --             2,500
  Depreciation and amortization                          848             3,766
  Time brokerage fees                                     57                --
  Amortization of program rights                       1,612             2,420
  Corporate expenses                                     589               721
  Adjusted program payments(1)                        (1,754)           (2,480)
                                                    --------         ---------
    Broadcast cash flow                                1,721             2,633
Less:
  Corporate expenses                                     589               721
                                                    --------         ---------
    Adjusted EBITDA                                 $  1,132         $   1,912

Broadcast cash flow margin(1)                           22.2%             23.7%
Adjusted EBITDA margin(1)                               14.6%             17.2%

Cash flows provided by (used in):
 Operating activities                               $  1,736          $   (977)
 Investing activities                               $ (6,916)         $ (3,680)
 Financing activities                               $    (70)         $ (4,642)



-------------------------
(1) We define:

      - broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions;

      - adjusted EBITDA as broadcast cash flow less corporate expenses;

      - broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

      - adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

     We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities or other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies.

Net revenue increased to $11.0 million for the quarter compared to $7.8 million in the same period of 1998, or 43%. The significant increase in net revenues is attributable to growth at every station, including those that were in operation during the first quarter of 1998 and those which were signed-on or acquired after March 31, 1998.



Operating costs for the quarter ended March 31, 1999 were $15.4 million, an increase of $8.0 million (109%) over the corresponding quarter of 1998. Programming, promotion, production and engineering costs increased by $1.5 million (39%), in the aggregate, during the quarter due primarily to the continued development and growth of the Company's stations. Selling, general and administrative expenses increased $3.6 million on a year-to-year basis due primarily to a first-time $2.5 million non-cash compensation expense recorded in 1999 relating to ACME Parent Management Carry Units issued in June 1997 to certain founding executives of the Company and to increased sales costs and corporate staffing to support the significant growth in the Company's business. Depreciation and amortization increased by $2.9 million on a year-to-year basis due primarily to the amortization of intangible assets at Station KPLR and Station KUWB, which the Company began to amortize subsequent to March 31, 1998, and to higher depreciation of property, plant and equipment related to the Company's continued build-out and upgrade of Station studio and broadcast facilities since the first quarter of 1998.



Interest expense for ACME Television for the three months ended March 31, 1999 was $4.4 million compared to interest expense of $3.7 million for the corresponding quarter of the prior year. This increase of $785,000 (21%) is attributable primarily to increases in the balance of ACME Television's Senior Discount Notes due to the continued amortization of original issuance discount, interest on notes payable to bank in connection with the June 1998 WTVK acquisition and other advances during the first quarter of 1999 and interest on increased capital lease financings.



Interest expense for ACME Intermediate for the three months ended March 31, 1999 was $5.8 million compared to interest expense of $4.9 million for the corresponding quarter of the prior year. This increase of $966,000 (20%) is attributable primarily to the increases in ACME Television's interest expense described above and to increases in the balance of ACME Intermediate's Senior Secured Notes due to continued amortization of original issuance discount.



We recorded a net income tax expense of $2.3 million during the first quarter of 1999 compared to an expense of $20,000 recorded for the first quarter of 1998. The tax expense for the first quarter of 1999 includes a $3.0 million accrual relating to the merger of two of the Company's subsidiaries offset by a benefit of $745,000 relating to a net operating loss carryforward at KPLR and a reduction of a deferred tax liability primarily related to KPLR'S FCC license.



ACME Intermediate's and ACME Television's net losses for the quarter ended March 31, 1999 were $12.4 million and $11.0, respectively, compared to net losses for the first quarter of 1998 of $4.5 million and $3.3 million, respectively. These increased net losses of $7.9 million for ACME Intermediate and $7.7 million for ACME Television are attributable to increased interest expense, amortization of intangibles, and the non-cash compensation expense for the Management Carry Units, as described above, and the accrual of the $3.0 million tax expense net of improved operating results (exclusive of depreciation and amortization) at the stations.



Broadcast cash flow for the quarter ended March 31, 1999 increased $827,000, or 46%, to $2.6 million compared to $1.8 million in the corresponding period in 1998. This significant increase was driven primarily by the increased revenue gains at all stations which outpaced the growth in operating expenses. As a percentage of net revenues, broadcast cash flow margin increased to 23.7% for the three months ended March 31, 1999 from 23.3% for the three months ended March 31, 1998.



Adjusted EBITDA for the quarter ended March 31, 1999 increased $465,000, or 32%, to $1.9 million compared to $1.4 million in the first quarter of 1998. This increase was primarily driven by increased broadcast cash flow of $827,000, offset by an increase in year-to-year corporate overhead expense during the quarter of $132,000.


Liquidity and Capital Resources


Cash flows used in operating activities for ACME Television and ACME Intermediate were $986,000 for the quarter-ended March 31, 1999 compared to cash flows provided by operating activities of $1.7 million for quarter ended March 31, 1998. These decrease were primarily due the payment of certain liabilities assumed and increases in prepaid expenses and other assets (current and non-current) in connection with the Station KPLR and Station WTVK acquisitions.



Cash flows used by the Company in investing activities during the first quarter of 1999 were $3.7 million and related primarily to additions to property and equipment, including approximately $2.0 million in aggregate purchase price for the Company's studio facilities for Stations KWBP and KWBQ. Cash flows used by the Company in investing activities in the first quarter of 1998 of $6.9 million related primarily to purchases to the build-out of Station KUWB's studio and transmission facilities and to deposits in connection with the acquisition of WTVK ($2.5 million) and the acquisition of a construction permit serving the Springfield, Arkansas marketplace for $2.2 million (later sold in the third quarter of 1998 for $3.3 million).

Cash flows provided by financing activities for the Company of $4,642,000 related primarily to net bank borrowings in 1999, as compared to cash flows used by financing activities in 1998 of $70,000 for capital lease repayments.

At March 31, 1999, ACME Television's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40,000,000, dependent upon its meeting certain financial ratio tests as set forth in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 1999, $12.9 million was outstanding and $27.1 million was available under the facility. The interest rate on this outstanding principal amount was 8.25% per annum at March 31, 1999. In April 1999, the Company borrowed approximately $25 million against this facility to finance the acquisition of the three Paxson stations discussed in Note 5 to the financial statements in this document.

ACME Television's 10 7/8% Senior Discount Notes, issued in September 1997, do not accrue cash interest until October 1, 2000 with the first semi-annual payment of interest due on March 31, 2001. ACME Intermediate's 12% Senior Secured Notes, also issued in September 1997, do not accrue cash interest until October 1, 2002 with the first semi-annual payment of interest due on March 31, 2003.

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

Year 2000

The Year 2000 ("Y2K") issue is a result of computer software applications using a two-digit format, as opposed to a four-digit format, to indicate the year. These computer software applications will then be unable to uniquely distinguish dates beyond the year 1999, which could cause a system failure or other computer errors.

ACME Television is in the process of evaluating potential Year 2000 (Y2K) issues for both its information technology (IT) and non-IT systems (non-IT systems include but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems, fax machines, editing equipment, cameras, microphones, etc). All internal software and hardware is purchased, leased or licensed from third party vendors. Most of the Company's station facilities are new or have been recently upgraded and the Company has polled all of its significant software vendors and has been advised by them that their software is Y2K compliant.

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

Pending Adoption of Accounting Standard

The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its quarter ending June 30, 1999. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACME Television's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company maintains comprehensive general liability and other insurance which it believes to be adequate for the purpose. The Company is not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

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

 3.2 Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.2 of Intermediate Registration Statement.

 3.3 Certificate of Formation of ACME Television, LLC, incorporated by reference to Exhibit 3.1 of ACME Television, LLC's Registration Statement on Form S-4, File No. 333-40281, filed on November 14, 1997 (the "Television Registration Statement").

 3.4 Limited Liability Company Agreement of ACME Television, LLC, incorporated by reference to Exhibit 3.2 of the Television Registration Statement.

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


10.1 Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KWBQ-TV, Santa Fe, New Mexico.

10.2 Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.3 Membership Purchase Agreement, dated July 10, 1998, by and between Roberts Broadcasting of Salt Lake City, L.L.C., Michael V. Roberts and Steven C. Roberts and ACME Television Holdings, LLC for a majority interest in Roberts Broadcasting of Salt Lake City, L.L.C.

10.4 Asset Exchange Agreement, dated April 20, 1998 by and among Paxson Salt Lake City License, Inc., Paxson Communications of Salt Lake City-30, Inc. and Roberts Broadcasting of Salt Lake City, L.L.C.


27.1* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

27.2* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.

-------------

*    Filed herewith

(b)  REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ACME TELEVISION, LLC.


Date: November 15, 1999                    By: /s/ Doug Gealy
                                                -------------------------------
                                                Doug Gealy, President


Date: November 15, 1999                     By: /s/ Thomas D. Allen
                                            -------------------------------
                                                Thomas D. Allen
                                                Executive Vice President / CFO
                                                (principal financial officer)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ACME INTERMEDIATE HOLDINGS, LLC.


Date: November 15, 1999                     By: /s/ Doug Gealy
                                                -------------------------------
                                                Doug Gealy, President

Date: November 15, 1999                     By: /s/ Thomas D. Allen
                                                -------------------------------
                                                Thomas D. Allen
                                                Executive Vice President / CFO
                                                (principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 3.1 Certificate of Formation of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.1 of ACME Intermediate Holdings, LLC's Registration Statement on Form S-4, File No. 333-40277 filed on November 14, 1997 (the "Intermediate Registration Statement").

 3.2 Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, incorporated by reference to Exhibit 3.2 of Intermediate Registration Statement.

 3.3 Certificate of Formation of ACME Television, LLC, incorporated by reference to Exhibit 3.1 of ACME Television, LLC's Registration Statement on Form S-4, File No. 333-40281, filed on November 14, 1997 (the "Television Registration Statement").

 3.4 Limited Liability Company Agreement of ACME Television, LLC, incorporated by reference to Exhibit 3.2 of the Television Registration Statement.

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


10.1 Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KWBQ-TV, Santa Fe, New Mexico.

10.2 Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.3 Membership Purchase Agreement, dated July 10, 1998, by and between Roberts Broadcasting of Salt Lake City, L.L.C., Michael V. Roberts and Steven C. Roberts and ACME Television Holdings, LLC for a majority interest in Roberts Broadcasting of Salt Lake City, L.L.C.

10.4 Asset Exchange Agreement, dated April 20, 1998 by and among Paxson Salt Lake City License, Inc., Paxson Communications of Salt Lake City-30, Inc. and Roberts Broadcasting of Salt Lake City, L.L.C.


27.1* Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the Registrant.

27.2* Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the Registrant.


-------------

*    Filed herewith