Form 10-Q/A
period 1999-06-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 1999-11-15
CIK 1049530, 1049510

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

As of August 16, 1999, ACME Intermediate Holdings, LLC had 910,986 common membership units outstanding.

As of August 16, 1999, ACME Television, LLC had 200 common membership units outstanding.

================================================================================

                                 EXPLANATORY NOTE

This Amendment Number 1 to ACME Intermediate Holdings, LLC and ACME Television, LLC's (together, the Companies) reports on Form 10-Q for the quarter ended June 30, 1999, is being filed to adjust the income tax expense for the first quarter of 1999 and the associated deferred tax liability, footnotes and management discussion and analysis to record the estimated tax effect relating to an inadvertent merger of two of the Company's subsidiaries during the first quarter. The Company was not aware of the tax exposure at time of the original filing of this document. The Company obtained appropriate state governmental rescissions of the merger during the quarter ended September 30, 1999, and the adjustment to the tax provision made for the first quarter 1999, as reflected in this filing, was reversed at that time and is reflected in the Companies' reports on Form 10-Q for the quarter ended September 30, 1999.

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

PART I - FINANCIAL INFORMATION


                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                    AS OF DECEMBER 31,             AS OF JUNE 30,
                                               -------------------------     --------------------------
                                                          1998                          1999
                                               -------------------------     --------------------------
                                                   ACME                         ACME
                                               INTERMEDIATE      ACME        INTERMEDIATE       ACME
                                                 HOLDINGS     TELEVISION       HOLDINGS      TELEVISION
                                               ------------   ----------     ------------    -----------
                                                                                     (UNAUDITED)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                     $     953      $     953      $   1,617      $   1,617
  Accounts receivable, net                         10,609         10,609         13,151         13,151
  Due from affiliates                                   4            131              5              5
  Current portion of programming rights             6,357          6,357          6,508          6,508
  Prepaid expenses and other current assets           414            414            767            767
                                                ---------      ---------      ---------      ---------
        Total current assets                       18,337         18,464         22,048         22,048

Property and equipment, net                        16,441         16,441         25,002         25,002
Programming rights, net of current portion          8,046          8,046          5,757          5,757
Deposits                                               36             36            536            536
Deferred income taxes                               3,811          3,811          3,971          3,971
Intangible assets, net                            222,987        222,987        261,156        261,156
Other assets                                       17,187         15,592         10,808          9,237
                                                ---------      ---------      ---------      ---------
        Total assets                            $ 286,845      $ 285,377      $ 329,278      $ 327,707
                                                =========      =========      =========      =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Bank borrowings                               $   8,000      $   8,000      $  39,400      $  39,400
  Accounts payable                                  4,425          4,425          4,951          4,951
  Accrued liabilities                               4,210          4,210          7,831          7,831
  Due from affiliates                                  --             --            205             78
  Current portion of programming rights
    payable                                         7,649          7,649          6,082          6,082
  Current portion of obligations under
    lease                                           1,273          1,273          1,277          1,277
                                                ---------      ---------      ---------      ---------
        Total current liabilities                  25,557         25,557         59,746         59,619

Programming rights payable, net of
  current portion                                   6,512          6,512          4,964          4,964
Obligations under lease, net of
  current portion                                   4,199          4,199          4,078          4,078
Other liabilities                                   1,125          1,125            540            541
Deferred income taxes                              31,241         31,241         33,439         33,439
10 7/8% Senior discount notes                     145,448        145,448        153,357        153,357
12% Senior secured notes                           42,051             --         44,913             --
                                                ---------      ---------      ---------      ---------
         Total liabilities                        256,133        214,082        301,037        255,998
                                                ---------      ---------      ---------      ---------

Redeemable members' capital                            --             --         15,366             --
                                                ---------      ---------      ---------      ---------


Members' capital                                   58,402         92,563         68,736        118,263
Accumulated deficit                               (27,690)       (21,268)       (55,861)       (46,554)
                                                ---------      ---------      ---------      ---------
   Total members' capital                          30,712         71,295         12,875         71,709
                                                ---------      ---------      ---------      ---------
   Total liabilities and members' capital       $ 286,845      $ 285,377      $ 329,278      $ 327,707
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
                                            ========          ========          ========          ========

         See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------
                                                      1998                                1999
                                          -------------------------------   ---------------------------------
                                             ACME                               ACME
                                          INTERMEDIATE         ACME          INTERMEDIATE           ACME
                                          HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC     TELEVISION, LLC
                                          -------------   ---------------    --------------    ---------------
                                                                     (IN THOUSANDS)
Net revenues                                $ 19,327          $ 19,327          $ 26,635          $ 26,635

Operating expenses:
   Station operating expenses                 15,165            15,165            19,990            19,990
   Depreciation and amortization               4,181             4,181             8,159             8,159
   Corporate                                   1,194             1,194             1,483             1,483
   Equity-based compensation                      --                --            10,700            10,700
                                            --------          --------          --------          --------
       Total operating expenses               20,540            20,540            40,332            40,332
                                            --------          --------          --------          --------
            Operating income (loss)           (1,213)           (1,213)          (13,697)          (13,697)

Other income (expenses):
  Interest income                                188               188                20                20
  Interest expense                           (10,194)           (7,683)          (12,430)           (9,545)
                                            --------          --------          --------          --------

Net loss before income taxes                 (11,219)           (8,708)          (26,107)          (23,222)

Income tax benefit (expense)                     365               365             2,064             2,064
                                            --------          --------          --------          --------
            Net loss                        $(10,854)         $ (8,343)         $(28,171)         $(25,286)
                                            ========          ========          ========          ========


          See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL


                                      ACME INTERMEDIATE HOLDINGS, LLC
                                      --------------------------------
                                       COMMON                  TOTAL
                                      MEMBERS'  ACCUMULATED   MEMBERS'
                                      CAPITAL     DEFICIT     CAPITAL
                                      --------  -----------   --------
                                               (IN THOUSANDS)
Balance at December 31, 1998            58,402     (27,690)     30,712
  Contribution of Parent                10,700          --      10,700
  Redeemable preferred dividend           (366)         --        (366)
  Net loss                                  --     (28,171)    (28,171)
                                      --------    --------    --------
Balance at June 30, 1999 (unaudited)    68,736     (55,861)     12,875
                                      ========    ========    ========



                                            ACME TELEVISION, LLC
                                      --------------------------------
                                                               TOTAL
                                      MEMBERS'  ACCUMULATED   MEMBERS'
                                      CAPITAL     DEFICIT     CAPITAL
                                      --------  -----------   --------
                                               (IN THOUSANDS)
Balance at December 31, 1998            92,563     (21,268)     71,295
  Equity-based compensation             10,700          --      10,700
  Contribution of Parent                15,000          --      15,000
  Net loss                                  --     (25,286)    (25,286)
                                      --------    --------    --------
Balance at June 30, 1999 (unaudited)  $118,263    $(46,554)   $ 71,709
                                      ========    ========    ========

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     FOR THE SIX MONTHS ENDED
                                                                ------------------------------------------------------------------
                                                                        JUNE 30, 1998                       JUNE 30, 1999
                                                                -----------------------------       ------------------------------
                                                                    ACME             ACME               ACME              ACME
                                                                INTERMEDIATE      TELEVISION,       INTERMEDIATE       TELEVISION,
                                                                HOLDINGS, LLC         LLC           HOLDINGS, LLC          LLC
                                                                -------------     -----------       -------------      -----------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                     $(10,854)         $ (8,343)         $(28,171)         $(25,286)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                   4,181             4,181             8,159             8,159
     Amortization of program rights                                  2,195             2,195             3,250             3,250
     Amortization of debt issuance costs                               185               180               285               261
     Amortization of discount on senior discount notes               6,934             6,934             7,909             7,909
     Amortization of discount on senior secured notes                2,503                --             2,861                --
     Non-cash compensation expense - Management Carry Units             --                --            10,700            10,700
     Deferred taxes                                                   (345)             (345)            2,038             2,038

Changes in assets and liabilities:                                      --                --                --                --
     Increase in accounts receivables, net                          (4,013)           (4,013)           (2,542)           (2,542)
     Increase in prepaid expenses                                     (691)             (691)             (353)             (353)
     (Increase) decrease in due from affiliates                         --                --               126               126
     (Increase) other assets                                            --                --            (2,583)           (2,583)
     Increase  in accounts payable                                     102               102               526               526
     Increase in accrued expenses                                    4,304             4,304             3,621             3,621
     Payments on programming rights payable                         (2,853)           (2,853)           (4,227)           (4,227)
     Decrease in other liabilities                                  (1,727)           (1,730)             (505)             (505)
                                                                  --------          --------          --------          --------
          Net cash provided by (used in) operating activities          (79)              (79)            1,094             1,094
                                                                  --------          --------          --------          --------

Cash flows from investing activities:
     Purchase of property and equipment                             (3,934)           (3,934)           (4,493)           (4,493)
     Purchase of station interests                                 (17,635)          (17,635)          (41,265)          (41,265)
     Cash acquired in acquisition - St. Louis                          779               779                --                --
     Deposits relating to station acquisitions                          --                --              (500)             (500)
                                                                  --------          --------          --------          --------
          Net cash used in investing activities                    (20,790)          (20,790)          (46,258)          (46,258)
                                                                  --------          --------          --------          --------

Cash flows from financing activities:
     Increase in notes payable to bank                              12,000            12,000            31,400            31,400
     Borrowings under (repayments of) capital leases                 1,935             1,935              (572)             (572)
     Issuance of redeemable preferred membership units                  --                --            15,000                --
     Issuance of membership units                                       --                --                --            15,000
                                                                  --------          --------          --------          --------
          Net cash provided by financing activities                 13,935            13,935            45,828            45,828
                                                                  --------          --------          --------          --------

     Net increase (decrease) in cash                                (6,934)           (6,934)              664               664
     Cash at beginning of period                                     8,820             8,820               953               953
                                                                  --------          --------          --------          --------
     Cash at end of period                                        $  1,886          $  1,886          $  1,617          $  1,617
                                                                  ========          ========          ========          ========
Cash Payments for:
     Interest                                                          121               121               630               630
     Taxes                                                              18                18                25                25
                                                                  ========          ========          ========          ========
 Non-Cash Transactions:
     Purchases of property and equipment in exchange
         for capital lease obligations                               2,036             2,036               438               438
     Exchange of note receivable and option deposit as
         purchase consideration for station interest                    --                --             7,000             7,000
     Contribution of Parent for membership units                  $  7,050          $  7,050          $     --          $     --
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

On February 16, 1999, ACME Television acquired the remaining 51% interest in Station KUPX in exchange for the payment of $7.0 million (consisting of (i) $3.0 million paid in December 1997 for an option to acquire the remaining 51% of Station KUPX and (ii) $4.0 million in repayment of a loan from ACME Parent to the sellers of this station) plus approximately $1.0 million in cash. In March 1999, the FCC approved the swap of station KUPX for station KUWB, which ACME Television has been operating under an LMA since April 1998. Station KUPX has been operated by the current owner of Station KUWB since May 1998 under a reciprocal LMA agreement. The station swap is expected to close during the third quarter of 1999, at which time the LMAs will terminate. ACME Television intends to account for the swap as a business combination using fair market value, and will record KUPX at its fair value. Any difference between the fair value and the carrying value of KUWB will result in a gain or loss, however, the Company believes that the fair value of station KUWB approximates the historical cost of station KUPX.

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

RESULTS OF OPERATIONS

The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA, along with a recap of our statement of cash flow data for the periods indicated:



                                                    ACME INTERMEDIATE AND ACME TELEVISION
                                             --------------------------------------------------------
                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             ---------------------------    -------------------------
                                                  1998          1999            1998         1999
                                                 -------       -------        --------     --------
Broadcast cash flow and adjusted EBITDA(1)

Operating loss                                   $(1,581)      $(9,403)       $ (1,213)    $(13,697)
Add back:
  Equity based compensation                           --         8,200              --       10,700
  Depreciation and amortization                    3,332         4,393           4,181        8,159
  Time brokerage fees                                171            --             228           --
  Amortization of program rights                   1,186         1,668           2,195        3,250
  Corporate expenses                                 605           762           1,194        1,483
  Adjusted program payments(1)                    (1,001)       (1,736)         (2,152)      (3,379)
                                                 -------       -------        --------     --------
    Broadcast cash flow                            2,712         3,884           4,433        6,516
Less:
  Corporate expenses                                 605           762           1,194        1,483
                                                 -------       -------        --------     --------
    Adjusted EBITDA                              $ 2,107       $ 3,122        $  3,239     $  5,033

Broadcast cash flow margin(1)                       23.4%         25.0%           22.9%        24.5%
Adjusted EBITDA margin(1)                           18.2%         20.1%           16.8%        18.9%

Cash flows provided by (used in):
  Operating activities                                                        $    (79)    $  1,094
  Investing activities                                                        $(20,790)    $(46,258)
  Financing activities                                                        $ 13,935     $ 45,828

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

Net revenues increased 34% to $15.5 million for the second quarter and increased 38% to $26.6 million for the first half of 1999 compared to the same periods a year ago. These gains reflect solid growth at our flagship station KPLR and significant increases in net revenues at our stations in Portland, Oregon (KWBP), Salt Lake City (KUWB) and Knoxville (WBXX). The revenue gains in these markets have been driven by improved audience ratings at these stations.

Station operating expenses increased 28% to $11.5 million for the second quarter and increased 32% to $20.0 million for the first half of 1999 compared to the same periods a year ago. These increases are primarily related to increased programming and staffing related costs at our developing stations in Portland, Oregon, Salt Lake City, Albuquerque, Knoxville and Ft. Myers.

Depreciation and amortization increased 32% to $4.4 million in the second quarter and increased 95% to $8.2 million during the first half of 1999 compared to the corresponding periods a year ago. The second quarter increase relates primarily to the increased depreciation of property, plant and equipment additions since June 1998 and to the amortization of intangibles related to our WTVK - Ft. Myers acquisition in June 1998. The significant increase for the first half primarily relates to the March 1998 acquisition of KPLR - St. Louis and the resulting amortization of intangibles for that station.

Corporate expenses increased 7% to $762,000 for the second quarter and increased 24% to $1.6 million for the first half of 1999. These increases in corporate overhead relate primarily to increased staffing to support the growing operations of our station group.

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

Interest expense for ACME Television for the second quarter was $5.1 million, an increase of 27% over the prior year second quarter. First half interest expense increased 24% to $9.5 million. These increases in interest expense relate primarily to the continued increased principal balance of ACME Television's 10 7/8% senior discount notes and the April 1999 borrowings on the Company's revolving credit facility in connection with the acquisition of the Paxson Stations.

Interest expense for ACME Intermediate for the second quarter was $6.6 million, an increase of 24% over the prior year second quarter. First half interest expense increased 22% to $12.4 million. These increases in interest expense relate primarily to the increased ACME Television interest expense and the continued increased principal balance of ACME Intermediate's 12% senior secured notes.

The Company recorded a net income tax expense of $2.1 million during the first half of 1999 compared to a $365,000 net income tax benefit recorded for the first half of 1998. The tax expense for the first half of 1999 includes a $3.0 million accrual relating to the merger of two of the Company's subsidiaries offset by a benefit of $936,000 relating to a net operating loss carryforward at KPLR and a reduction of a deferred tax liability primarily related to KPLR'S FCC license. The merger transaction was rescinded and the accrual will be reversed in the third quarter of 1999.

ACME Intermediate's and ACME Television's net losses for the second quarter were $15.8 million and $14.308 million, respectively, compared to net losses for the second quarter of 1998 of $6.384 million and $5.085 million, respectively. These increased net losses of approximately $9.4 million for ACME Intermediate and $9.2 million for ACME Television are attributable primarily to the $8.2 million equity-based compensation charge in the second quarter, increased interest expense and increased depreciation and amortization, net of improved operating results (exclusive of depreciation and amortization) at the stations. For the first half, ACME Intermediate's net loss was $28.2 million compared to a $10.9 million net loss in the prior year period and ACME Television's net loss was $25.3 million compared to $8.3 million net loss in the prior year period. These increased losses were primarily attributable to the $10.2 million equity-based compensation charge for the first half of 1999, the increased amortization relating to the March 1998 acquisition of KPLR and increased interest expense, and the accrual of the $3.0 million tax expense offset somewhat by improved operating results (exclusive of depreciation and amortization) at the stations.

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


     3.3 Amendment to Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, dated August 25, 1998.

     3.4 Second Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC dated April 23, 1999.


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


                                           ACME TELEVISION, LLC.


Date: November 15, 1999                    By: /s/ Doug Gealy
                                               ---------------------------------
                                               Doug Gealy, President


Date: November 15, 1999                    By: /s/ Thomas D. Allen
                                               ---------------------------------
                                               Thomas D. Allen
                                               Executive Vice President/CFO
                                               (principal financial officer)




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACME INTERMEDIATE HOLDINGS, LLC.


Date: November 15, 1999                     By: /s/ Doug Gealy
                                                --------------------------------
                                                Doug Gealy, President



Date: November 15, 1999                     By: /s/ Thomas D. Allen
                                                --------------------------------
                                                Thomas D. Allen
                                                Executive Vice President/CFO
                                                (principal financial officer)

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


     3.3 Amendment to Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC, dated August 25, 1998.


     3.4 Second Amended and Restated Limited Liability Company Agreement of ACME Intermediate Holdings, LLC dated April 23, 1999.


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