Form 10-Q
period 1999-09-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 1999-11-15
CIK 1049530, 1049510

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBERS:
         ACME INTERMEDIATE HOLDINGS, LLC              333-40277
         ACME TELEVISION, LLC                         333-40281

                                ----------------

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC
            (Exact name of registrants as specified in their charter)


           DELAWARE                    ACME INTERMEDIATE HOLDINGS, LLC                52-2050589
           DELAWARE                    ACME TELEVISION, LLC                           52-2050588
-----------------------------------------------------------------------------------------------------
 (State or other jurisdiction of                                                   (I.R.S. Employer
  incorporation or organization)                                                  Identification No.)

                       2101 E. FOURTH STREET, SUITE 202A
                          SANTA ANA, CALIFORNIA, 92705
                                 (714) 245-9499
          (Address and Telephone number of Principal Executive Offices)

                                ----------------


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

92.14% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Television Holdings, LLC. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded.

As of November 12, 1999, ACME Intermediate Holdings, LLC had no common membership units outstanding.

As of November 12, 1999, ACME Television, LLC had no common membership units outstanding.

================================================================================

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         ACME INTERMEDIATE HOLDINGS, LLC and Subsidiaries and ACME
         TELEVISION, LLC and Subsidiaries

           Consolidated Balance Sheets as of December 31, 1998 and
           September 30, 1999..........................................................  3

           Consolidated Statements of Operations for the Three Months
           Ended September 30, 1998 and September 30, 1999.............................  4

           Consolidated Statements of Operations for the Nine Months
           Ended September 30, 1998 and September 30, 1999 ............................  5

           Consolidated Statements of Members' Capital as of September 30, 1999........  6

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1998 and September 30, 1999.............................  7

           Notes to Consolidated Financial Statements..................................  9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS......................................................... 11

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................... 15


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS............................................................. 15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................. 15

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    AS OF DECEMBER 31, 1998          AS OF SEPTEMBER 30, 1999
                                                -------------------------------   -------------------------------
                                                    ACME                             ACME
                                                INTERMEDIATE         ACME         INTERMEDIATE         ACME
                                                HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC   TELEVISION, LLC
                                                -------------   ---------------   -------------   ---------------
                                                                                            (UNAUDITED)
                                                                         (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                       $     953        $     953        $     756        $     756
  Accounts receivable, net                           10,609           10,609           12,921           12,921
  Due from affiliates                                     4              131               --               --
  Current portion of programming rights               6,357            6,357           10,745           10,745
  Prepaid expenses and other current assets             414              414            2,070            2,070
                                                  ---------        ---------        ---------        ---------
        Total current assets                         18,337           18,464           26,492           26,492

Property and equipment, net                          16,441           16,441           24,792           24,792
Programming rights, net of current portion            8,046            8,046           16,277           16,277
Deposits                                                 36               36            1,843            1,843
Deferred income taxes                                 3,811            3,811            3,688            3,688
Intangible assets, net                              222,987          222,987          257,537          257,537
Other assets                                         17,187           15,592           10,322            8,765
                                                  ---------        ---------        ---------        ---------
        Total assets                              $ 286,845        $ 285,377        $ 340,951        $ 339,394
                                                  =========        =========        =========        =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable                                $   4,425        $   4,425        $   5,094        $   5,094
  Accrued liabilities                                 4,210            4,210           11,202           11,202
  Due from affiliates                                    --               --              237              111
  Current portion of programming rights
    payable                                           7,649            7,649           10,135           10,135
  Current portion of obligations under
    lease                                             1,273            1,273            1,426            1,426
                                                  ---------        ---------        ---------        ---------
        Total current liabilities                    17,557           17,557           28,094           27,968

Bank borrowings                                       8,000            8,000           40,000           40,000
Programming rights payable, net of
  current portion                                     6,512            6,512           15,299           15,299
Obligations under lease, net of
  current portion                                     4,199            4,199            4,646            4,646
Other liabilities                                     1,125            1,125              250              250
Deferred income taxes                                31,241           31,241           29,666           29,666
10 7/8% senior discount notes                       145,448          145,448          157,415          157,415
12% senior secured notes                             42,051               --           46,392               --
                                                  ---------        ---------        ---------        ---------
         Total liabilities                          256,133          214,082          321,762          275,244
                                                  ---------        ---------        ---------        ---------

Redeemable members' capital                              --               --           16,250               --
                                                  ---------        ---------        ---------        ---------
Members' capital                                     58,402           92,563           96,708          147,119
Accumulated deficit                                 (27,690)         (21,268)         (93,769)         (82,969)
                                                  ---------        ---------        ---------        ---------
   Total members' capital                            30,712           71,295            2,939           64,150
                                                  ---------        ---------        ---------        ---------
   Total liabilities and members' capital         $ 286,845        $ 285,377        $ 340,951        $ 339,394
                                                  =========        =========        =========        =========


             See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------------------------
                                               1998                           1999
                                   ------------------------------  ------------------------------
                                       ACME                            ACME
                                   INTERMEDIATE        ACME        INTERMEDIATE        ACME
                                   HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                   -------------  ---------------  -------------  ---------------
                                                          (IN THOUSANDS)
Net revenues                         $ 11,805        $ 11,805        $ 15,803        $ 15,803

Operating expenses:
   Station operating expenses           8,962           8,962          12,829          12,829
   Depreciation and amortization        3,534           3,534           4,847           4,847
   Corporate                              882             882           3,897           3,897
   Equity-based compensation               --              --          28,856          28,856
                                     --------        --------        --------        --------
            Operating loss             (1,573)         (1,573)        (34,626)        (34,626)

Other income (expenses):
   Interest income                         20              20              49              49
   Interest expense                    (5,404)         (4,102)         (6,752)         (5,259)
   Gain on sale of asset                1,112           1,112              --              --
                                     --------        --------        --------        --------
Net loss before income taxes           (5,845)         (4,543)        (41,329)        (39,836)

Income tax benefit                        402             402           3,421           3,421
                                     --------        --------        --------        --------
            Net loss                 $ (5,443)       $ (4,141)       $(37,908)       $(36,415)
                                     --------        --------        --------        --------



             See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------
                                                 1998                            1999
                                     ------------------------------  ------------------------------
                                         ACME                            ACME
                                     INTERMEDIATE        ACME        INTERMEDIATE        ACME
                                     HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                     -------------  ---------------  -------------  ---------------
                                                                    (IN THOUSANDS)
Net revenues                           $ 31,132        $ 31,132        $ 42,438        $ 42,438

Operating expenses:
   Station operating expenses            24,127          24,127          32,819          32,819
   Depreciation and amortization          7,715           7,715          13,006          13,006
   Corporate                              2,076           2,076           5,380           5,380
   Equity-based compensation                 --              --          39,556          39,556
                                       --------        --------        --------        --------
            Operating loss               (2,786)         (2,786)        (48,323)        (48,323)

Other income (expenses):
   Interest income                          208             208              69              69
   Interest expense                     (15,600)        (11,785)        (19,182)        (14,804)
   Gain on sale of asset                  1,112           1,112              --              --
                                       --------        --------        --------        --------
Net loss before income taxes            (17,066)        (13,251)        (67,436)        (63,058)

Income tax benefit                          767             767           1,357           1,357
                                       --------        --------        --------        --------
            Net loss                   $(16,299)       $(12,484)       $(66,079)       $(61,701)
                                       --------        --------        --------        --------



             See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL


                         ACME INTERMEDIATE HOLDINGS, LLC
                         -------------------------------
                                 (IN THOUSANDS)

                                                COMMON                         TOTAL
                                                MEMBERS'     ACCUMULATED      MEMBERS'
                                                CAPITAL        DEFICIT        CAPITAL
                                                -------        -------        -------
Balance at December 31, 1998                     58,402        (27,690)        30,712
    Equity-based compensation                    39,556             --         39,556
    Redeemable preferred dividend                (1,250)            --         (1,250)
    Net loss                                         --        (66,079)       (66,079)
                                                -------        -------        -------
Balance at September 30, 1999 (unaudited)        96,708        (93,769)         2,939
                                                =======        =======        =======

                              ACME TELEVISION, LLC
                              --------------------
                                 (IN THOUSANDS)

                                                                                TOTAL
                                                MEMBERS'     ACCUMULATED       MEMBERS'
                                                CAPITAL        DEFICIT         CAPITAL
                                                --------       --------        --------
Balance at December 31, 1998                      92,563        (21,268)         71,295
    Equity-based compensation                     39,556             --          39,556
    Contribution of Parent                        15,000             --          15,000
    Net loss                                          --        (61,701)        (61,701)
                                                --------       --------        --------
Balance at September 30, 1999 (unaudited)       $147,119       $(82,969)       $ 64,150
                                                ========       ========        ========


             See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                    ---------------------------------------------------------------
                                                                         SEPTEMBER 30, 1998                SEPTEMBER 30, 1999
                                                                    ----------------------------      -----------------------------
                                                                        ACME            ACME              ACME             ACME
                                                                    INTERMEDIATE     TELEVISION,      INTERMEDIATE      TELEVISION,
                                                                    HOLDINGS, LLC        LLC          HOLDINGS, LLC         LLC
                                                                    -------------    -----------      -------------     -----------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                         $(16,299)        $(12,484)        $(66,079)        $(61,701)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                       7,715            7,715           13,006           13,006
     Amortization of program rights                                      3,792            3,792            5,560            5,560
     Amortization of debt issuance costs                                   289              279              441              404
     Amortization of discount on 10 7/8% senior discount notes          10,765           10,765           11,967           11,967
     Amortization of discount on 12% senior secured notes                3,804               --            4,341               --
     Gain on sale of assets                                             (1,112)          (1,112)              --               --
     Equity-based compensation                                              --               --           39,556           39,556
     Deferred taxes                                                       (560)            (560)             123              123
Changes in assets and liabilities:
     Increase in accounts receivables, net                              (3,794)          (3,794)          (2,181)          (2,181)
     Increase in prepaid expenses                                         (876)            (876)          (1,656)          (1,656)
     Decrease in due from affiliates                                        15               30              236              111
     Increase in other assets                                               --               --           (1,853)          (1,853)
     Increase (decrease)  in accounts payable                           (1,697)          (1,697)             669              669
     Increase in deferred tax liability                                     --               --           (1,575)          (1,575)
     Increase in accrued expenses                                        2,790            2,774            6,992            6,992
     Payments on programming rights payable                             (4,570)          (4,570)          (6,906)          (6,906)
     Decrease in other liabilities                                        (710)            (710)          (1,404)          (1,279)
                                                                      --------         --------         --------         --------
          Net cash provided by (used in) operating activities             (448)            (448)           1,237            1,237
                                                                      --------         --------         --------         --------
Cash flows from investing activities:
     Purchase of property and equipment                                 (2,213)          (2,213)          (4,333)          (4,333)
     Purchase of and deposits for station interests                    (16,675)         (16,675)         (43,071)         (43,071)
     Cash acquired in acquisition - St. Louis                              779              779               --               --
     Proceeds from sale of station interest                              3,337            3,337               --               --
                                                                      --------         --------         --------         --------
          Net cash used in investing activities                        (14,772)         (14,772)         (47,404)         (47,404)
                                                                      --------         --------         --------         --------


                                    Continued

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------------------------------
                                                                     SEPTEMBER 30, 1998                SEPTEMBER 30, 1999
                                                                -----------------------------     -----------------------------
                                                                    ACME             ACME             ACME             ACME
                                                                INTERMEDIATE      TELEVISION,     INTERMEDIATE      TELEVISION,
                                                                HOLDINGS, LLC         LLC         HOLDINGS, LLC         LLC
                                                                -------------     -----------     -------------     -----------
                                                                                        (IN THOUSANDS)
Cash flows from financing activities:
     Increase in notes payable to bank                              11,000           11,000           32,000           32,000
     Payments on notes payable to bank                              (3,000)          (3,000)              --               --
     Payments of capital lease obligations                            (312)            (312)          (1,030)          (1,030)
     Issuance of redeemable preferred membership units                  --               --           15,000               --
     Issuance of membership units                                       --               --               --           15,000
                                                                  --------         --------         --------         --------
          Net cash provided by financing activities                  7,688            7,688           45,970           45,970
                                                                  --------         --------         --------         --------
     Net decrease in cash                                           (7,532)          (7,532)            (197)            (197)
     Cash at beginning of period                                     8,820            8,820              953              953
                                                                  --------         --------         --------         --------
     Cash at end of period                                        $  1,288         $  1,288         $    756         $    756
                                                                  ========         ========         ========         ========
Cash Payments for:
          Interest                                                $    422         $    422         $  2,069         $  2,069
          Taxes                                                   $     --         $     --         $    102         $    102
                                                                  ========         ========         ========         ========
 Non-Cash Transactions:
          Purchases of property and equipment in exchange
               for capital lease obligation                       $  2,746         $  2,746         $  1,591         $  1,591
          Exchange of note receivable and option deposit as
               purchase consideration for station interest              --               --            7,000            7,000
          Dividend on redeemable preferred stock                        --               --            1,250               --
          Contribution of Parent for membership units             $  7,050         $  7,050         $     --         $     --
                                                                  ========         ========         ========         ========



             See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                     ACME TELEVISION, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Nine Months Ended September 30,
                          1998 and September 30, 1999
                                  (Unaudited)


(1) PRESENTATION OF INTERIM FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements for the nine months ended September 30, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the integrated Annual Report on Form 10-K for ACME Television and ACME Intermediate for the year ended December 31, 1998. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) FORMATION AND DESCRIPTION OF THE BUSINESS

ACME Intermediate Holdings, LLC is a holding company with no assets or independent operations other than its wholly-owned subsidiary, ACME Television, LLC. ACME Television, through its subsidiaries, owns and operates the following nine commercially licensed broadcast television stations (the "Stations" or "Subsidiaries") located throughout the United States:

                                                                NETWORK
          STATION          MARKET                             AFFILIATION
          -------          ------                             -----------
         KPLR - 11         St. Louis                              WB
         KWBP - 32         Portland, OR                           WB
         KUWB - 30         Salt Lake City                         WB
         KWBQ - 19         Albuquerque                            WB
         WBXX - 20         Knoxville                              WB
         WTVK - 46         Ft. Myers/Naples                       WB
         WBDT - 26         Dayton                                 WB
         WIWB - 14         Green Bay                              WB
         WBUI - 23         Champaign-Springfield-Decatur          WB

(3) ACQUISITIONS

On February 16, 1999, ACME Television acquired the remaining 51% interest in Station KUPX in exchange for the payment of $8.0 million consisting of (i) $3.0 million paid in December 1997 for an option to acquire the remaining 51% of Station KUPX; (ii) $4.0 million in repayment of a loan from ACME Parent to the sellers of this station and (iii) approximately $1.0 million in cash. In March 1999, the FCC approved the swap of station KUPX for station KUWB. ACME Television has been operating KUWB under an LMA since April 1998, and station KUPX has been operated by the seller of station KUWB since May 1998, under a reciprocal LMA agreement. The station swap closed on September 14, 1999, and the LMAs terminated. ACME Television accounted for the swap as a business combination using fair market value. There was no material difference between the fair value of KUWB and our book carrying value of KUPX.

On February 19, 1999, ACME Television entered into an agreement in principle with Ramar Communications ("Ramar") to acquire Ramar's KASY TV-50, serving the Albuquerque market for approximately $27 million. This transaction has been approved by the FCC and is expected to close in the fourth quarter of 1999.

On April 23, 1999, ACME Television through its newly created subsidiaries ACME Television of Ohio, LLC ("ACME Ohio"), ACME Television of Illinois, LLC ("ACME Illinois") and ACME Television of Wisconsin, LLC ("ACME Wisconsin"), acquired all of the property and equipment of three wholly-owned subsidiaries of Paxson Communications Corporation ("Paxson"): Paxson Communications of Dayton-26, Inc. (Station WBDT, Channel 26, which is licensed to broadcast in the Dayton, Ohio market), Paxson Communications of Green Bay-14, Inc. (Station WIWB, Channel 14, which is licensed to broadcast in the Green Bay, Wisconsin market) and Paxson Communications of Decatur-23, Inc. (Station WBUI, Channel 23, which is licensed to broadcast in the Champaign-Decatur, Illinois market) (collectively, the "Acquired Stations") for an aggregate purchase price of $32 million. Following FCC approval of the transfer of the broadcast licenses and pursuant to the same Asset Purchase Agreement , ACME acquired the licenses of the Acquired Stations (the "Licenses Acquisition") for an additional aggregate consideration of $8 million on June 23, 1999. ACME Television operated the three stations under an interim LMA agreement beginning June 2, 1999 and ending at the close of the Licenses Acquisition on June 23, 1999. The operating results of the three stations (excluding depreciation and amortization expense) for the LMA period are included in the Company's results of operations.

(4) ISSUANCE OF REDEEMABLE PREFERRED MEMBERSHIP UNITS

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

The terms of the ACME Intermediate preferred units provided for dividend accruals at the rate of 22.5% per annum for the first six months following issuance and were mandatorily redeemable to ACME Parent on the earlier of (a) the completion of new permanent financing, including an initial public offering or a debt offering or (b) October 1, 2005. ACME Intermediate redeemed all of the preferred units at the close of its initial public offering on October 5, 1999 (see Note 7).

(5) RELATED PARTY TRANSACTIONS

In February 1999, ACME Parent acquired a 25% membership interest in Sylvan Tower, LLC - an entity formed for the sole purpose of building digital transmission facilities to service the Portland, Oregon marketplace - for approximately $2.5 million. ACME Parent subsequently entered into an agreement to enter into a long-term lease with ACME Television of Oregon, LLC (a subsidiary of ACME Television ("ACME Oregon") which allows station KWBP to install and operate a digital television antenna and transmitter at the site. In connection with the acquisition of this lease, ACME Oregon paid to ACME Parent approximately $2.5 million, which has been treated as deferred tower rent and is included in other non-current assets as of September 30, 1999.

Also in February 1999, ACME Oregon exercised its option to purchase the property where KWBP's corporate and studio facilities are located for $1.5 million from a member of ACME Parent. Before this purchase, the same facility was leased from an affiliate of this same member.

(6) CERTAIN COMPENSATION ARRANGEMENTS

In June 1997 ACME Parent issued Management Carry Units ("MCUs") to certain founding members of management. These units entitle the holders to certain distribution rights, payable by ACME Parent, upon achievement of certain returns by non-management investors. In connection with the initial public offering of ACME Parent (see note 7), these MCUs were exchanged for shares of stock in ACME Parent. The fair value of the shares, based on the initial offering price, less amounts provided for in prior periods, have been treated as an equity-based compensation charge. The expense incurred by the Company is deemed to have been funded by a capital contribution from ACME Parent. For the nine months ended September 30, 1999 the Company has recorded compensation expense and a corresponding capital contribution of $39.6 million related to the MCUs.

For the nine months ended September 30, 1998, no expense or related capital contribution was recorded by the Company. No further compensation charge related to the MCUs will be recorded by the Company.

(7) SUBSEQUENT EVENTS

On October 5, 1999, ACME Parent completed its initial public offering and in connection therewith, effected a reorganization that included the exchange of ACME Parent shares for the minority interest in ACME Intermediate. ACME Parent received the net proceeds from the initial public offering (approximately $107 million) on October 5, 1999, and concurrently repaid the balance due, including accrued interest, on the Company's revolving credit facility (approximately $40 million). Also concurrent with the receipt of the proceeds, ACME Intermediate redeemed all of the 15,000 mandatory redeemable preferred units issued to ACME Parent, and ACME Parent repaid its bridge note and its related accrued interest (approximately $16.3 million).

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

Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

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

RESULTS OF OPERATIONS

The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA along with a recap of our statement of cash flow data, for the periods indicated:


                      ACME INTERMEDIATE AND ACME TELEVISION

                                         THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------     -------------------------------
                                              1998              1999              1998              1999
                                            --------          --------          --------          --------
Broadcast cash flow and adjusted EBITDA(1):
   Operating loss                           $ (1,573)         $(34,626)         $ (2,786)         $(48,323)
   Add back:
      Equity-based compensation                   --            28,856                --            39,556
      Depreciation and amortization            3,534             4,847             7,715            13,006
      Time brokerage fees                         --                --               228                --
      Amortization of program rights           1,597             2,310             3,792             5,560
      Corporate expenses                         667             3,897             1,861             5,380
      Adjusted program payments (1)           (1,447)           (2,410)           (3,599)           (5,789)
                                            --------          --------          --------          --------
            Broadcast cash flow                2,778             2,874             7,211             9,390
   Less:
      Corporate expenses                         667             3,897             1,861             5,380
                                            --------          --------          --------          --------
            Adjusted EBITDA                    2,111            (1,023)            5,350             4,010

Broadcast cash flow margin (1)                  23.5%             18.2%             23.2%             22.1%
Adjusted EBITDA margin (1)                      17.9%             -6.5%             17.2%              9.4%

Cash flows provided by (used in):
     Operating activities                                                           (448)            1,237
     Investing activities                                                        (16,549)          (48,995)
     Financing activities                                                          9,465            47,561

------------

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

                  We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement ofoperations or cash flows data prepared in accordance with generally accepted accounting principles.These measures are not necessarily comparable to similarly titled measures employed by other companies.

Net revenues increased 34% to $15.8 million for the third quarter and increased 36% to $42.4 million for the first nine months of 1999 compared to the same periods a year ago. These gains reflect significant growth at our developmental stations, above-market growth at our flagship station KPLR and revenue from the three stations serving the Dayton, Green Bay and Champaign-Decatur-Springfield markets that the Company began operating in June 1999. The revenue gains in these markets have been driven by improved audience ratings and in-market audience shares at these stations.

Station operating expenses increased 43% to $12.8 million for the third quarter and increased 36% to $32.8 million for the first nine months of 1999 compared to the same periods a year ago. These increases are primarily relate to increased programming and staffing related costs at our developing stations in Portland, Oregon, Salt Lake City, Albuquerque, Knoxville and Ft. Myers and to the station expenses at the newly acquired Paxson stations.

Depreciation and amortization increased 37% to $4.8 million in the third quarter and increased 69% to $13.0 million during the first nine months of 1999 compared to the corresponding periods a year ago. The third quarter increase relates primarily to the increased depreciation of property, plant and equipment additions since September 1998 and to the amortization of intangibles related to the acquired Paxson stations. The significant increase for the first nine months primarily relates to the March 1998 acquisition of KPLR - St. Louis and the resulting amortization of intangibles for that station along with the amortization of intangibles relating to the acquired Paxson stations.

Corporate expenses for the quarter included a $3.0 million charge related to bonuses awarded to certain executives and founders in connection with ACME Parent's initial public offering. Excluding this charge, corporate expenses increased 2%. On a nine-month basis, corporate expenses, excluding the $3.0 million charge, increased 15%. These increases in corporate overhead relate primarily to increased staffing to support the growing operations of our station group and the increase in the number of stations being managed.

Equity-based compensation expense during the quarter was $28.9 million and for the first nine months of 1999 totaled $39.6 million. The third quarter expense reflects the value of ACME Communications shares, based on the initial offering price, exchanged by the Company's founding executives for Management Carry Units issued to them in June 1997, less the amounts provided for during the first six months of 1999. There was no corresponding expense in 1998.

ACME Intermediate's interest expense for the third quarter was $6.7 million, a 25% increase over the third quarter of 1998. For the nine months ended September 30, 1999, ACME Intermediate's interest expense was $19.1 million, an increase of 23% over the prior year. ACME Television's interest expense for the third quarter was $5.2 million, a 28% increase over the third quarter of 1998. For the nine months ended September 30, 1999, ACME Television's interest expense was $14.8 million, an increase of 26% over the prior year. These increases relate primarily to the continued amortization of the discounts on ACME Intermediate's 12% senior secured notes and ACME Television's 10 7/8% senior discount notes. Also contributing to the increase was the interest accrued on the April and June 1999 borrowings on the Company's revolving credit facility that were made in connection with the acquisition of the Paxson stations.

The Company recorded a net income tax benefit of $3.4 million during the third quarter compared to a benefit of $402,000 in the corresponding quarter of 1998. This increase in tax benefit relates to the reversal of a $3.0 million provision booked in the first quarter of 1999 in connection with an inadvertent merger of a C corporation subsidiary into it's LLC parent. During September 1999, the Company obtained court approval to rescind this transaction and reversed the provision.

ACME Intermediate had a net loss for the third quarter of $37.9 million compared to a net loss for the third quarter of 1998 of $5.4 million. The $32.5 million increase in net loss is primarily attributable to the non-recurring equity-based compensation charge of $28.9 million, the $3.0 million IPO related bonus charge, $2.2 million in increased interest expense and $1.3 million in increased amortization, net of improved station operating results (exclusive of amortization and depreciation). For the first nine months, the net loss was $66.1 million compared to a net loss of $16.3 million in the prior year period. This increased loss was primarily attributable to the $39.6 million equity-based compensation charge for the first nine months of 1999, the IPO bonuses of $3.0 million, increased amortization relating to the March 1998 acquisition of KPLR and the June 1999 acquisitions of the Paxson stations and increased interest expense, net of improved station operating results (exclusive of depreciation and amortization).

ACME Television had a net loss for the third quarter of $36.4 million compared to a net loss for the third quarter of 1998 of $4.1 million. The $32.3 million increase in net loss is primarily attributable to the non-recurring equity-based compensation charge of $28.9 million, the $3.0 million IPO related bonus charge, $2.2 million in increased interest expense and $1.3 million in increased amortization, net of improved station operating results (exclusive of amortization and depreciation). For the first nine months, the net loss was $61.7 million compared to a net loss of $12.5 million in the prior year period. This increased loss was primarily attributable to the $39.6 million equity-based compensation charge for the first nine months of 1999, the IPO bonuses of $3.0 million, increased amortization relating to the March 1998 acquisition of KPLR and the June 1999 acquisitions of the Paxson stations and increased interest expense, net of improved station operating results (exclusive of depreciation and amortization).

Broadcast cash flow for the third quarter increased 3% to $2.9 million and for the first nine months increased 30% to $9.4 million. The increases during the third quarter was adversely affected by losses from the three stations acquired from Paxson and from start-up losses at the Company's Albuquerque WB Network affiliate - KWBQ - which was launched in March 1999. For the five stations that the Company operated in both the third quarter of 1999 and 1998 (i.e. St. Louis, Portland, Salt Lade City, Knoxville and Ft. Myers/Naples) broadcast cash flow increased 39%. The nine month increase was also adversely affected, although less so, by the start-up losses at the three former Paxson stations and KWBQ.

Adjusted EBITDA was ($1.0) million during the third quarter; a $3.1 million decrease from the $2.1 million adjusted EBITDA for the third quarter of 1998. This decrease relates to the $3.0 million IPO bonuses and start-up losses at the Paxson stations and at KWBQ. Adjusted EBITDA for the nine months decreased 25%, but when calculated excluding the $3.0 million IPO related charge, increased 31%, despite the adverse impact of the start-up losses at the Paxson stations and KWBQ.

Liquidity and Capital Resources

Cash flow provided by operating activities was $1.2 million for the nine months ended September 30 1999 compared to cash flow used by operating activities of $448,000 for the first nine months of 1998. This increase is related primarily to the Company's improved broadcast cash flow.

Cash flow used in investing activities during the first nine months of 1999 was $47.4 million compared to $14.8 million used for investing activities during the first nine months of 1998. This increase relates primarily to the acquisition of the Paxson Stations as described in note 4.

Cash flow provided by financing activities of $46.0 million for the first nine months of 1999 related primarily to increased borrowings in connection with the second quarter 1999 acquisition of the Paxson Stations.

At September 30 1999, ACME Television's existing credit agreement allows for revolving credit borrowings of up to a maximum of $40 million, dependent upon its meeting certain financial ratio tests as set forth in the credit agreement. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At September 30 1999, the entire $40 million was outstanding under the facility. The effective average annual interest rate on this outstanding principal amount was 8.46% at September 30 1999. On October 5, 1999, the entire revolving credit facility balance was repaid from the proceeds of the Company's initial public stock offering.

ACME Intermediate's 12% senior secured discount notes were issued in September 1997 and mature in September 2005. Cash interest begins accruing on October 1, 2002, with the first semi-annual payment of interest due on March 31, 2003. ACME Television's 10 7/8% senior discount notes were issued in September 1997 and mature in September 2004. Cash interest begins accruing on October 1, 2000, with the first semi-annual payment of interest due on March 31, 2001.

The Company believes that internally generated funds from operations and borrowings under its credit agreement, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through funds generated from operations, through borrowings under the existing credit agreement and through additional debt and equity financings. However there is no guarantee that such additional debt and/or equity financing will be available or available at rates acceptable to the Company.

Year 2000

Year 2000 issues are a result of computer software applications using a two-digit format, as opposed to a four-digit format, to indicate the year. Some computer software applications might be unable to distinguish dates beyond the year 1999, which could cause system failures, or miscalculations at our broadcast and corporate locations that could cause disruption of operations, including a temporary inability to produce broadcast signals or engage in normal business activities.

ACME Television is in the process of evaluating potential year 2000 issues for both its information technology and non-informarion technology systems such as telephone systems, fax machines, editing equipment, cameras, microphones, etc. All of our internal software and hardware is purchased, leased or licensed from third party vendors. Most of our station facilities are new or have been recently upgraded and we have polled all of our significant software vendors and has been advised by them that their software is year 2000 compliant.

We have completed the assessment, planning and testing phases, and have commenced the final phase of our year 2000 project. During this phase, the Company will fix, retest and implement critical applications that were discovered to be year 2000 deficient during the preceding phases.

At this point in time, the Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become year 2000 ready, nor is it aware of any material supplier with year 2000 readiness problem, but this is subject to change. We expect to be able to implement the systems and programming changes necessary to address year 2000 information technology and non-information technology readiness issues and, based on preliminary estimates, we do not believe that the costs of doing so will have a material effect on our results of operations or financial condition. As we obtain the results of compliance testing, there might be a delay in, or increased costs associated with the implementation of such changes. As of September 30, 1999, we have spent less than $100,000 on year 2000 activities and our budgeted expenditures for the remainder of 1999 are less than $75,000 in total.

Adoption of Accounting Standard

The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for the year ended December 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACME Television's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense can be materially affected by future fluctuations in the applicable interest rate. Based on our September 30, 1999 loan balance under the facility, a 100 basis point increase in the underlying rates would result in additional interest expense of $400,000 on an annualized basis.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.


    EXHIBIT
     NUMBER                                           EXHIBIT DESCRIPTION
     ------                                           -------------------

     27.1*        Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the
                  Registrant.

     27.2*        Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the
                  Registrant.

------------
*   Filed herewith

(b) REPORTS ON FORM 8-K

The Company has not filed a Current Report on Form 8-K within the three-month period ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACME TELEVISION, LLC.

Date: November 15, 1999                       By:  /s/      Doug Gealy
                                                   -----------------------------
                                                   Doug Gealy, President

Date: November 15, 1999                       By:  /s/     Thomas D. Allen
                                                   -----------------------------
                                                   Thomas D. Allen
                                                   Executive Vice President/CFO
                                                   (Principal financial officer)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ACME INTERMEDIATE HOLDINGS, LLC.

Date: November 15, 1999                       By:  /s/      Doug Gealy
                                                   -----------------------------
                                                   Doug Gealy, President

Date: November 15, 1999                       By:  /s/    Thomas D. Allen
                                                   -----------------------------
                                                   Thomas D. Allen
                                                   Executive Vice President/CFO
                                                   (Principal financial officer)

                                 EXHIBIT INDEX


    EXHIBIT
     NUMBER                                           EXHIBIT DESCRIPTION
     ------                                           -------------------

     27.1*        Financial Data Schedule for ACME Intermediate Holdings, LLC, available in electronic format as filed by the
                  Registrant.

     27.2*        Financial Data Schedule for ACME Television, LLC, available in electronic format as filed by the
                  Registrant.

------------
*   Filed herewith