Form 10-K
period 1999-12-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2000-03-30
CIK 1049530, 1049510

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBERS:

        ACME INTERMEDIATE HOLDINGS, LLC                           333-40277
        ACME TELEVISION, LLC                                      333-40281

                                ----------------

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTER)

          DELAWARE               ACME INTERMEDIATE HOLDINGS, LLC                 52-2050589
          DELAWARE                     ACME TELEVISION, LLC                      52-2050588
      (STATE OR OTHER                                                         (I.R.S. EMPLOYER
      JURISDICTION OF                                                         IDENTIFICATION NO.)
      INCORPORATION OR
       ORGANIZATION)

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

100% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by the Registrants' parent, ACME Communications, Inc. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded and, therefore, have no separate, quantifiable market value.

As of March 30, 2000, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, membership units outstanding; all such units are owned, directly or indirectly, by the Registrants' parent, ACME Communications, Inc.

The Registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                        PAGE
PART I
Item 1.  Business (Abbreviated pursuant to General
         Instruction I(2)(d) of Form 10-K) .........................................      3
Item 2.  Properties ................................................................      8
Item 3.  Legal Proceedings .........................................................      9
Item 4.  Submission of Matters to a Vote of Security Holders (Omitted pursuant to
         General Instruction I(2)(c) of Form 10-K) .................................      9

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters ..................      9
Item 6.  Selected Financial Data (Omitted pursuant to General Instruction I(2)(a)
         of Form 10-K) .............................................................      9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (Abbreviated pursuant to General
         Instruction I(2)(a) of Form 10-K) .........................................      9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................     10
Item 8.  Financial Statements and Supplementary Data:
         Independent Auditors' Report ..............................................     11
         Consolidated Balance Sheets ...............................................     12
         Consolidated Statements of Operations .....................................     13
         Consolidated Statements of Members' Capital ...............................     14
         Consolidated Statements of Cash Flows .....................................     15
         Notes to Consolidated Financial Statements ................................     16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ................................................................     28

PART III

Item 10. Directors and Executive Officers of the Registrant (Omitted pursuant to
         General Instruction I(2)(c) of Form 10-K) .................................     28
Item 11. Executive Compensation (Omitted pursuant to General Instruction I(2)(c)
         of Form 10-K) .............................................................     28
Item 12. Security Ownership of Certain Beneficial Owners and
         Management (Omitted pursuant to General Instruction I(2)(c)
         of Form 10-K) .............................................................     28
Item 13. Certain Relationships and Related Transactions (Omitted
         pursuant to General Instruction I(2)(c) of Form 10-K) .....................     28

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........     28
         Schedule I - Condensed Financial Information of ACME Intermediate Holdings,
         LLC and ACME Television, LLC (Parent Companies) ...........................     37
         Schedule II - Valuation and Qualifying Accounts ...........................     41

                                     PART I

ITEM 1. BUSINESS
        (ABBREVIATED PURSUANT TO GENERAL INSTRUCTION I (2) (d) OF FORM 10-K).

   ACME Communications, Inc. ("ACME Parent") was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

   On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC (the parent company of ACME Intermediate Holdings, LLC - "ACME Intermediate") and its members and the Board of Directors and stockholder of ACME Parent approved a merger and reorganization (the "Reorganization"), whereby ACME Parent became the direct parent of ACME Television Holdings. As a result of the Reorganization, ACME Communications is the ultimate parent of ACME Intermediate, and its wholly owned subsidiary, ACME Television, LLC ("ACME Television"). All transactions contemplated as part of the Reorganization closed on October 5, 1999.

        This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of ACME Intermediate and its subsidiary, ACME Television. Separate financial information has been provided for each entity and, where appropriate, separate disclosure. Unless the context requires otherwise, references to the "Company" refers to both ACME Intermediate and ACME Television.

        We currently own and operate ten commercially licensed broadcast television stations in medium-sized markets across the United States. Nine of our stations are network affiliates of The WB Network, making us the third largest WB Network affiliated station group in the country. Our tenth station is a UPN affiliate. Our television stations broadcast in markets that cover, in aggregate, approximately 5.4% of the total U.S. television households.

        Since our formation in 1997, we have focused primarily on acquiring independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support the successful launch of a new WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets.


OUR COMPETITION

        Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites.

        The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station's operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station's audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers.

        Other technology advances and regulatory changes affecting programming delivery through fiber optic telephone lines and video compression could lower entry barriers for new video channels and encourage the development of increasingly specialized niche programming. The Telecommunications Act of 1996 permits telephone companies to provide video distribution services via radio communication, on a common carrier basis, as cable systems or as open video systems, each pursuant to different regulatory schemes. We cannot predict the effect that these and other technological and regulatory changes will have on the broadcast television industry or on the future profitability and value of a particular broadcast television station.

        Broadcast television stations compete with other television stations in their designated market areas for the acquisition of programming. Generally, cable systems do not compete with local stations for programming, but various national cable networks do from time to time and on an increasing basis acquire programming that could have been offered to local television stations. Public broadcasting stations generally compete with commercially-rated broadcasters for viewers, but do not compete for advertising revenues. Historically, the cost of programming has increased because of an increase in the number of independent stations and a shortage of quality programming.

FEDERAL REGULATION OF TELEVISION BROADCASTING

        Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

        -       to issue, revoke and modify broadcast licenses;

        - to decide whether to approve a change of ownership or control of station licenses;

        -       to regulate the equipment used by stations; and

        - to adopt and implement regulations to carry out the provisions of the Communications Act.

        Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for a particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

        License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each eight-year license term. The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity and the licensee has not seriously violated the Communications Act or FCC rules and policies. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal or condition renewal. Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any applicant in making determinations concerning the grant or denial of the licensee's renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification. Our current licenses expire on varying dates between February 1, 2005 and February 1, 2007.

        The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

        - compliance with various rules limiting common ownership of media properties;

        - the character of the licensee and those persons holding attributable interests therein; and

        - compliance with the Communications Act's limitations on alien ownership.

        Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refers to the level of ownership or other involvement in station operations which would result in the FCC attributing ownership of that station or other media outlet to the person or entity in determining compliance with FCC ownership limitations.

        To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the full commission or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC's staff. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

        Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have attributable interests in the broadcast company. However, minority voting stock interests generally will not be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. Also, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company.

        The FCC will not grant a license to own a second television station to any party, or parties under common control, that already has an attributable interest in another television station in the same DMA unless:

        - there will be eight independent full-power television stations n the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

        - the station to be acquired is a "failing" station under FCC rules and policies;

        - the station to be acquired is a "failed" station under FCC rules and policies; or

        - the acquisition will result in the construction of a previously unbuilt station.

        FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band which covers channels 14 - 69 are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Subject to certain exceptions, FCC rules generally allow the holder of an attributable interest in a television station to have an attributable interest in:

        - up to six radio stations in a market with 20 independent media voices;

        - up to four radio stations in a market with 10 independent media voices; and

        -       at least one radio station in any market.

        At the same time, FCC rules and policies generally prohibit a party with an attributable interest in a television station from owning a daily newspaper or cable television system serving a community located within the relevant coverage area of that television station.

        Some of the rules and policies described in the foregoing paragraph were incorporated in amendments recently adopted by the FCC with respect to its ownership rules. Other new rules encompassed additional changes:

        - determine whether stations are in the same market by reference to a Nielsen designated market area rather than through a signal overlap among stations;

        - attribute the ownership of a station to parties whose debt and/or equity holdings in the company exceed 33% of the station's total assets if certain other factors are present; and

        - treat some local marketing agreements or time brokerage agreements with television stations as an attributable interest.

        Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to our subsidiaries that hold FCC licenses could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the alien ownership restrictions.

        Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station's community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but these complaints may be filed and considered at any time.

        Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

        -       political advertising;

        -       children's programming;

        -       the broadcast of obscene or indecent programming;

        -       sponsorship identification; and

        - technical operations and equal employment opportunity requirements.

        Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, less than the maximum, renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

        Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

        - require carriage of its signal by cable systems in the station's market which is referred to as must carry rules; or

        - negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as retransmission consent.

        The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

        -       the number of active channels on the cable system;

        -       the location and size of the cable system; and

        - the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

        Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We have elected must carry with respect to each of our stations which are each carried on the related cable system.

        Local Marketing Agreements. Under recently adopted FCC rules, the licensee of a television station providing more than 15% of another television station's programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC's national and local multiple ownership rules. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the recently adopted FCC rules will be grandfathered until August 2001.

        Prior to the adoption of the FCC's new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals.

        Subject to ownership restrictions in the new FCC rules and policies, FCC rules and policies generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement with, or that we would receive the revenue from the sale of advertising for such programming.

        Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

        The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years following the adoption of a final table of allotments, after which they will be required to surrender their license to broadcast the analog, or non-digital television, signal. Affiliates of the top four networks in the top thirty markets are already required to be on the air with a digital signal. Our stations must be on the air with a digital signal by May 1, 2002. Under applicable law and regulation, television broadcasters must return their analog license to the government by 2006 unless specified conditions exist, that in effect, affect the public's limited access to digital television transmissions in a particular market.

        The Communications Act and the FCC's rules impose certain conditions on the FCC's implementation of digital television service. Among other requirements, the FCC must:

        - limit the initial eligibility for licenses to existing television broadcast licensees or permittees;

        - allow digital television licensees to offer ancillary and supplementary services; and

        - charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues.

        Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

        Children's Television Act. FCC rules limit the amount of commercial matter that a television station may broadcast during programming directed primarily at children 12 years old and younger. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations' own programming as well as through other means. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

        Other Pending FCC and Legislative Proceedings. In 1995, the FCC issued notices of proposed rulemaking proposing to modify or eliminate most of its remaining rules governing the broadcast network-affiliate relationship. The network-affiliate rules were originally intended to limit networks' ability to control programming aired by affiliates or to set station advertising rates and to reduce barriers to entry by networks. The dual network rule, which generally prevents a single entity from owning more than one broadcast television network, is among the rules under consideration in these proceedings. Although the Telecommunications Act substantially relaxed the dual network rule by providing that an entity may own more than one television network, none of the four major national television networks may merge with each other or acquire certain other networks in existence on February 8, 1996. We cannot predict how or when the FCC proceeding will be resolved or how those proceedings or the relaxation of the dual network rule may affect our business.

        The Satellite Home Viewer Act allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress recently amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television station. The FCC is conducting rulemaking proceedings to implement those legislative changes.

        On February 2, 2000, the FCC released a Report and Order in a proceeding that reexamined rules that previously required broadcast licensees to provide equal employment opportunities. The new rules generally require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. However, in contrast to prior practice, a station's employment profile will no longer be screened in conjunction with a station's license renewal application. The new rules supplement a broadcaster's obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations.

        Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorable, the broadcasting industry generally or us specifically.

        The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, the Telecommunications Act, other Congressional acts, FCC rules and the public notices and rulings of the FCC.

EMPLOYEES

        At December 31, 1999, we had 331 employees, including 41 who were subject to collective bargaining agreements. We believe that our relationships with our employees and the unions representing our unionized employees are good.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "intend," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements.

        We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.


ITEM 2.  PROPERTIES

        All of our leased studio, office and tower facilities are leased pursuant to long-term leases. We believe that all facilities and equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. Set forth below is information with respect to our studios and other facilities for our current stations. Information as to tower size reflects the height above average terrain of the antenna radiation center.

                                                                       APPROXIMATE
MARKET                                                                     SIZE       OWNERSHIP
------                                                                     ----       ---------
St. Louis, Missouri
  Corporate office facilities.......................................   1,500 sq. ft.   Leased
  Studio and office facilities (1)..................................   36,000 sq. ft.   Owned
  Tower.............................................................     1,011 ft.     Leased
Portland, Oregon
  Studio and office facilities......................................   15,255 sq. ft.   Owned
  Tower.............................................................     1,785 ft.     Leased
  Digital Tower (3).................................................        159 ft.     Owned
Knoxville, Tennessee
  Studio and office facilities......................................   8,000 sq. ft.   Leased
  Tower (2).........................................................     2,399 ft.      Owned
Salt Lake City, Utah
  Studio and office facilities......................................   9,500 sq. ft.   Leased
  Tower.............................................................     3,839 ft.     Leased
  Digital Tower (3).................................................       386 ft.      Owned
Ft. Myers -- Naples, Florida
  Studio and office facilities......................................   5,000 sq. ft.   Leased
  Tower.............................................................     1,000 ft.     Leased
Albuquerque -- Santa Fe, New Mexico
  Studio and office facilities (joint for KWBQ and KASY)............   9,000 sq. ft.    Owned
  Tower (KWBQ) .....................................................     1,234 ft.     Leased
  Tower (KASY)......................................................     4,187 ft.     Leased
Dayton, Ohio
  Studio and office facilities......................................   14,150 sq. ft    Owned
  Tower.............................................................      485 ft.       Owned
Green Bay -- Appleton, Wisconsin
  Studio and office facilities......................................   2,640 sq. ft.   Leased
  Tower (2).........................................................      660 ft.      Leased
Champaign -- Springfield -- Decatur, Illinois
  Studio and office facilities......................................   9,600 sq. ft.    Owned
  Tower.............................................................     1,030 ft.      Owned
Santa Ana, California
  Corporate office facilities.......................................   3,000 sq. ft.   Leased

(1) Excludes 30,000 square feet of apartment space located above the studio and office facilities.

(2)     Tower owned on leased property.

(3) Represents partnership interests in digital television towers in the Salt Lake City and Portland markets.

ITEM 3.  LEGAL PROCEEDINGS


        We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All of the membership units of ACME Intermediate are directly or indirectly owned by ACME Communications, Inc. All of the membership units of ACME Television are directly or indirectly owned by ACME Intermediate.

        No Distributions on ACME Intermediate or ACME Television membership units have ever been declared or paid. The right of ACME Television to make any distributions in the future is subject to restrictions imposed by both the revolving credit facility loan agreement and the indenture governing ACME Television's 10 7/8% senior discount notes. The right of ACME Intermediate to make any distributions is subject to restrictions contained in the indenture governing its 12% senior secured notes.

ITEM 6. SELECTED FINANCIAL DATA

        Omitted under the reduced disclosure format pursuant to General Instruction I (2) (a) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ABBREVIATED PURSUANT TO GENERAL INSTRUCTION I (2) (a) OF FORM 10-K).

Results of Operations

Years Ended December 31, 1999 compared to Year Ended December 31, 1998

        Net revenues for the year ended December 31,1999, increased $16.1 million (37%) to $60.0 million as compared to $43.9 million for the year ended December 31, 1998. This increase is due primarily to increases in revenues at each operating station, and to a lesser extent, to stations acquired or launched during 1999. Increases in revenue were driven primarily by increased ratings, distribution and higher unit prices.

        Station operating expenses increased to $45.7 million compared to the prior year's operating expenses of $33.0 million. This increase of 38% was due to increased programming expenses at many of our stations coupled with the impact of newly acquired or launched stations during 1999.

        Corporate expenses for 1999 increased to $6.4 million from $2.6 million in 1998. This increase reflects a $3.0 million charge relating to bonuses paid primarily to the Company's senior management founders in conjunction with ACME Parent's initial public offering of its stock ("IPO") and to increased staffing to support the additional stations launched or acquired in 1999.

        Equity-based compensation of $39.7 million in 1999 relates to a charge reflecting the fully-vested common stock of ACME Parent that was issued in exchange for the management carry units that were issued to our senior management members by ACME Parent in June 1997. There was no such expense in 1998.

        Depreciation and amortization expense for the year was $17.1 million compared to $11.4 million for 1998. This $5.7 million increase reflects the amortization of intangible assets relating to newly acquired or launched stations in 1999 along with increased depreciation relating to newly built stations and ongoing upgrades of existing facilities.

        Interest expense for the current year was $25.5 and $19.5 million for ACME Intermediate and ACME Television, respectively, as compared to $21.4 and $16.2 million, respectively, for 1998. This increase in interest expense relates to increasing balances under the company's 10-7/8% Senior Discount Notes due 2004 and 12% Senior Secured Discount Notes due 2005 and increased borrowings on the revolving credit facility. The increased borrowings under the revolving credit facility were obtained to help finance the purchase of WBDT, WBUI and WIWB, and were repaid with proceeds from the IPO in October 1999.

        In 1998, the Company sold its interest in a construction permit for a station in the Springfield, Missouri market at a gain of $1.1 million.

        Prior to the Reorganization ACME Parent completed in October of 1999, the Company was a non-taxable entity and therefore no federal income taxes were provided for its operations prior to that date other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss prior to the Reorganization is the responsibility of, or benefit to, the individual members.

        Upon the closing of the Reorganization, the Company became a member of a consolidated taxable group. The Company recorded deferred tax assets and liabilities at the Reorganization date for the difference between the financial statement carrying value of the Company's assets and liabilities and their corresponding tax basis.

        The tax benefit for 1999 was $4.6 and $4.0 million for ACME Intermediate and ACME Television, respectively, including the impact of the inclusion in a taxable group, compared to a tax benefit of $2.4 million for each of ACME Intermediate and ACME Television in 1998. The increase relates primarily to the effect of the Company's taxable status in the fourth quarter of 1999.

        Our net loss for the current year of $69.6 and $64.3 million, for ACME Intermediate and ACME Television, respectively, as compared with losses of $21.1 and $15.9 million, respectively, that were incurred in 1998, represent increases of $48.5 and $48.4 million, respectively. These increased losses are primarily the result of the equity-based compensation charge incurred in conjunction with ACME Parent's IPO, along with increased interest, depreciation and amortization expenses, net of improved operating performance.


Adoption of Accounting Standard

        The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we will be required to adopt for our year ending December 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to impact the Company's financial statements since the Company currently has no derivative instruments.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. The Company had no borrowings outstanding as of December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




                          INDEPENDENT AUDITORS' REPORT



The Members
ACME Intermediate Holdings, LLC
ACME Television, LLC:

        We have audited the accompanying consolidated balance sheets of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC (a wholly-owned subsidiary of ACME Intermediate Holdings, LLC) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, member's capital and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            /s/ KPMG LLP

Los Angeles, California
February 17, 2000

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        AS OF DECEMBER 31, 1998                 AS OF DECEMBER 31, 1999
                                                     -----------------------------           -----------------------------
                                                       ACME                                   ACME
                                                   INTERMEDIATE             ACME           INTERMEDIATE           ACME
                                                   HOLDINGS, LLC      TELEVISION, LLC      HOLDINGS, LLC      TELEVISION, LLC
                                                   -------------      ---------------      -------------      ---------------
                                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                          $     953           $     953           $   4,012           $   4,012
  Accounts receivable, net                              10,609              10,609              13,978              13,978
  Due from affiliates                                        4                 131                  --                 128
  Current portion of programming rights                  6,357               6,357              11,331              11,331
  Prepaid expenses and other current assets                414                 414               2,026               2,026
  Deferred income taxes                                  2,556               2,556               2,448               2,448
                                                     ---------           ---------           ---------           ---------
        Total current assets                            20,893              21,020              33,795              33,923

Property and equipment, net                             16,441              16,441              25,116              25,116
Programming rights, net of current portion               8,046               8,046              14,704              14,704
Intangible assets, net                                 222,987             222,987             282,972             282,972
Other assets                                            17,187              15,592              10,201               8,666
Deposits                                                    36                  36                 133                 133
                                                     ---------           ---------           ---------           ---------
        Total assets                                 $ 285,590           $ 284,122           $ 366,921           $ 365,514
                                                     =========           =========           =========           =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable                                   $   4,425           $   4,425           $   5,330           $   5,330
  Accrued liabilities                                    4,210               4,210               8,142               8,142
  Due to affiliates                                         --                  --               1,188               1,188
  Current portion of programming rights
    payable                                              7,649               7,649              10,727              10,727
  Current portion of obligations under
    lease                                                1,273               1,273               1,617               1,617
                                                     ---------           ---------           ---------           ---------
        Total current liabilities                       17,557              17,557              27,004              27,004

Bank borrowings                                          8,000               8,000                  --                  --
Programming rights payable, net of
  current portion                                        6,512               6,512              13,605              13,605
Obligations under lease, net of
  current portion                                        4,199               4,199               5,796               5,796
Other liabilities                                        1,125               1,125                 259                 259
Deferred income taxes                                   29,986              29,986              25,187              25,799
10 7/8% senior discount notes                          145,448             145,448             161,695             161,695
12% senior secured notes                                42,051                  --              47,970                  --
                                                     ---------           ---------           ---------           ---------
         Total liabilities                             254,878             212,827             281,516             234,158
                                                     ---------           ---------           ---------           ---------

Members' capital                                        58,402              92,563             182,728             216,889
Accumulated deficit                                    (27,690)            (21,268)            (97,323)            (85,533)
                                                     ---------           ---------           ---------           ---------
   Total members' capital                               30,712              71,295              85,405             131,356
                                                     ---------           ---------           ---------           ---------

   Total liabilities and members' capital            $ 285,590           $ 284,122           $ 366,921           $ 365,514
                                                     =========           =========           =========           =========



See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                 1997                            1998                           1999
                                     ------------------------------  ------------------------------  ------------------------------
                                         ACME                           ACME                            ACME
                                     INTERMEDIATE       ACME         INTERMEDIATE       ACME         INTERMEDIATE      ACME
                                     HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                     -------------  ---------------  -------------  ---------------  -------------  ---------------
                                                                              (IN THOUSANDS)
Net revenues                           $ 11,347        $ 11,347        $ 43,928        $ 43,928        $ 60,008        $ 60,008

Operating expenses:
   Station operating expenses            10,158          10,158          32,973          32,973          45,675          45,675
   Depreciation and amortization          1,215           1,215          11,355          11,355          17,061          17,061
   Corporate                              1,415           1,415           2,627           2,627           6,382           6,382
   Equity-based compensation (1)             --              --              --              --          39,688          39,688
                                       --------        --------        --------        --------        --------        --------

            Operating loss               (1,441)         (1,441)         (3,027)         (3,027)        (48,798)        (48,798)

Other income (expenses):
   Interest income                          273             273             224             224              81              81
   Interest expense                      (5,466)         (4,250)        (21,378)        (16,172)        (25,502)        (19,522)
   Gain (loss) on sale of asset              --              --           1,112           1,112             (11)            (11)
   Other                                     --              --            (380)           (380)             --              --
                                       --------        --------        --------        --------        --------        --------

Net loss before income taxes             (6,634)         (5,418)        (23,449)        (18,243)        (74,230)        (68,250)

Income tax benefit                           --              --           2,393           2,393           4,597           3,985
                                       --------        --------        --------        --------        --------        --------
            Net loss                   $ (6,634)       $ (5,418)       $(21,056)       $(15,850)       $(69,633)       $(64,265)
                                       ========        ========        ========        ========        ========        ========


(1) Equity-based compensation is comprised of station operating expenses and corporate expenses of $132,000 and $39.6 million, respectively, for 1999.



See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL



                         ACME INTERMEDIATE HOLDINGS, LLC
                                 (IN THOUSANDS)

                                                                COMMON                            TOTAL
                                                                MEMBERS'       ACCUMULATED       MEMBERS'
                                                                CAPITAL          DEFICIT         CAPITAL
                                                               ---------        ---------        ---------
Contribution of Parent                                         $  47,201        $      --        $  47,201
   Unit offering                                                   4,154               --            4,154
   Net loss                                                           --           (6,634)          (6,634)
                                                               ---------        ---------        ---------
Balance at December 31, 1997                                      51,355           (6,634)          44,721
   Contribution of Parent                                          7,047               --            7,047
   Net loss                                                           --          (21,056)         (21,056)
                                                               ---------        ---------        ---------
Balance at December 31, 1998                                      58,402          (27,690)          30,712
   Equity-based compensation                                      39,688               --           39,688
   Issuance of Parent company stock options in
      exchange for long-term incentive compensation plan             738               --              738
   Redeemable preferred dividend                                  (1,262)              --           (1,262)
   Contribution of Parent                                         85,162               --           85,162
   Net loss                                                           --          (69,633)         (69,633)
                                                               ---------        ---------        ---------
Balance at December 31, 1999                                   $ 182,728        $ (97,323)       $  85,405
                                                               =========        =========        =========


                              ACME TELEVISION, LLC
                                 (IN THOUSANDS)

                                                                                                 TOTAL
                                                                MEMBERS'      ACCUMULATED        MEMBERS'
                                                                CAPITAL         DEFICIT          CAPITAL
                                                               ---------       ---------        ---------
Contribution of Parent                                         $  85,516       $      --        $  85,516
   Net loss                                                           --          (5,418)          (5,418)
                                                               ---------       ---------        ---------
Balance at December 31, 1997                                      85,516          (5,418)          80,098
   Contribution of Parent                                          7,047              --            7,047
   Net loss                                                           --         (15,850)         (15,850)
                                                               ---------       ---------        ---------
Balance at December 31, 1998                                      92,563         (21,268)          71,295
   Equity-based compensation                                      39,688              --           39,688
   Issuance of Parent company stock options in
      exchange for long-term incentive compensation plan             738              --              738
   Contribution of Parent                                         83,900              --           83,900
   Net loss                                                           --         (64,265)         (64,265)
                                                               ---------       ---------        ---------
Balance at December 31, 1999                                   $ 216,889       $ (85,533)       $ 131,356
                                                               =========       =========        =========



See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS ENDED
                                                           -------------------------------------------------------------
                                                                DECEMBER 31, 1997                DECEMBER 31, 1998
                                                           --------------------------        --------------------------
                                                             ACME             ACME            ACME              ACME
                                                         INTERMEDIATE      TELEVISION,     INTERMEDIATE      TELEVISION,
                                                         HOLDINGS, LLC         LLC         HOLDINGS, LLC         LLC
                                                         -------------         ---         -------------         ---
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                              $  (6,634)       $  (5,418)       $ (21,056)       $ (15,850)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                             1,215            1,215           11,355           11,355
     Amortization of program rights                            1,433            1,433            5,321            5,321
     Amortization of debt issuance costs                         445              445              867              867
     Amortization of discount on 10 7/8% senior
        discount notes                                         3,463            3,463           14,170           14,170
     Amortization of discount on 12% senior
        secured notes                                          1,213               --            5,189               --
     (Gain) loss on sale of assets                                --               --           (1,112)          (1,112)
     Equity-based compensation                                    --               --               --               --
     Long-term incentive plan                                     --               --               --               --
     Deferred income taxes                                        --               --           (2,393)          (2,393)
Changes in assets and liabilities:
     Increase in accounts receivables, net                      (722)            (722)          (5,459)          (5,459)
     (Increase) decrease in due from affiliates                   (7)              (7)              --               --
     (Increase) decrease in prepaid expenses                  (3,060)          (3,164)             334              317
     Increase in due to affiliates                                --               --               --               --
     Increase in other assets                                     --               --             (576)            (576)
     Increase in accounts payable                              3,363            3,361               59               59
     Increase in accrued expenses                                651              651            2,639            2,639
     Payments on programming rights payable                   (1,758)          (1,758)          (6,588)          (6,588)
     Decrease in other liabilities                                --               --           (2,475)          (2,475)
                                                           ---------        ---------        ---------        ---------
          Net cash provided by (used in)
             operating activities                               (398)            (501)             275              275
                                                           ---------        ---------        ---------        ---------

Cash flows from investing activities:
     Purchase of property and equipment                       (6,077)          (6,077)          (8,320)          (8,320)
     Purchase of and deposits for station interests         (166,924)        (166,924)         (16,675)         (16,675)
     Cash acquired in acquisition - St. Louis                     --               --              779              779
     Proceeds from sale of station interest                       --               --            3,337            3,337
     Purchase of digital tower interests                          --               --               --               --
     Other                                                        --               --               --               --
                                                           ---------        ---------        ---------        ---------
          Net cash used in investing activities             (173,001)        (173,001)         (20,879)         (20,879)
                                                           ---------        ---------        ---------        ---------

Cash flows from financing activities:
     Increase in revolving credit facility                        --               --           11,000           11,000
     Payments on revolving credit facility                        --               --           (3,000)          (3,000)
     Proceeds from capital lease facilities                       --               --            5,375            5,375
     Payments on capital lease facilities                        (97)             (97)            (638)            (638)
     Issuance of redeemable preferred
        membership units                                          --               --               --               --
     Redemption of redeemable preferred units                     --               --               --               --
     Issuance of membership units                              4,154               --               --               --
     Issuance of 10 7/8% senior discount notes               127,370          127,370               --               --
     Issuance of 12% senior secured notes                     35,650               --               --               --
     Debt issuance costs                                      (8,984)          (7,392)              --               --
     Contribution from Parent                                 24,126           62,441               --               --
                                                           ---------        ---------        ---------        ---------
          Net cash provided by financing activities          182,219          182,322           12,737           12,737
                                                           ---------        ---------        ---------        ---------

     Net increase (decrease) in cash                           8,820            8,820           (7,867)          (7,867)
     Cash at beginning of period                                  --               --            8,820            8,820
                                                           ---------        ---------        ---------        ---------

     Cash at end of period                                 $   8,820        $   8,820        $     953        $     953
                                                           =========        =========        =========        =========
Cash Payments for:
          Interest                                         $     514        $     514        $     864        $     864
          Taxes                                            $      --        $      --        $      70        $      70
                                                           =========        =========        =========        =========
 Non-Cash Transactions:
          Program rights in exchange for program
               rights payable                                  5,195            5,195           24,066           24,066
          Exchange of note receivable and option
               deposit as purchase consideration for
               station interest                                   --               --               --               --
          Contribution of Parent for equity-based
               compensation expense                               --               --               --               --
          Contribution of Parent for membership
               units                                       $  23,075        $  23,075        $   7,047        $   7,047
                                                           =========        =========        =========        =========

                                                                FOR THE YEARS ENDED
                                                            --------------------------
                                                                 DECEMBER 31, 1999
                                                            --------------------------
                                                               ACME             ACME
                                                           INTERMEDIATE       TELEVISION,
                                                           HOLDINGS, LLC         LLC
                                                           -------------         ---
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                               $ (69,633)       $ (64,265)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                             17,061           17,061
     Amortization of program rights                             8,475            8,475
     Amortization of debt issuance costs                        1,044            1,044
     Amortization of discount on 10 7/8% senior
        discount notes                                         16,247           16,247
     Amortization of discount on 12% senior
        secured notes                                           5,918               --
     (Gain) loss on sale of assets                                 11               11
     Equity-based compensation                                 39,688           39,688
     Long-term incentive plan                                     738              738
     Deferred income taxes                                     (4,597)          (3,985)
Changes in assets and liabilities:
     Increase in accounts receivables, net                     (3,369)          (3,369)
     (Increase) decrease in due from affiliates                    (4)               3
     (Increase) decrease in prepaid expenses                     (622)            (622)
     Increase in due to affiliates                              1,188            1,188
     Increase in other assets                                    (180)            (249)
     Increase in accounts payable                                 905              905
     Increase in accrued expenses                               3,932            3,932
     Payments on programming rights payable                    (9,936)          (9,936)
     Decrease in other liabilities                               (960)            (960)
                                                            ---------        ---------
          Net cash provided by (used in)
             operating activities                               5,906            5,906
                                                            ---------        ---------

Cash flows from investing activities:
     Purchase of property and equipment                        (8,587)          (8,587)
     Purchase of and deposits for station interests           (68,630)         (68,630)
     Cash acquired in acquisition - St. Louis                      --               --
     Proceeds from sale of station interest                        --               --
     Purchase of digital tower interests                       (3,471)          (3,471)
     Other                                                         --               --
                                                            ---------        ---------
          Net cash used in investing activities               (80,688)         (80,688)
                                                            ---------        ---------

Cash flows from financing activities:
     Increase in revolving credit facility                     32,000           32,000
     Payments on revolving credit facility                    (40,000)         (40,000)
     Proceeds from capital lease facilities                     3,173            3,173
     Payments on capital lease facilities                      (1,232)          (1,232)
     Issuance of redeemable preferred
        membership units                                       15,000               --
     Redemption of redeemable preferred units                 (16,262)              --
     Issuance of membership units                                  --               --
     Issuance of 10 7/8% senior discount notes                     --               --
     Issuance of 12% senior secured notes                          --               --
     Debt issuance costs                                           --               --
     Contribution from Parent                                  85,162           83,900
                                                            ---------        ---------
          Net cash provided by financing activities            77,841           77,841
                                                            ---------        ---------

     Net increase (decrease) in cash                            3,059            3,059
     Cash at beginning of period                                  953              953
                                                            ---------        ---------

     Cash at end of period                                  $   4,012        $   4,012
                                                            =========        =========
Cash Payments for:
          Interest                                          $   2,591        $   2,591
          Taxes                                             $      80        $      80
                                                            =========        =========
 Non-Cash Transactions:
          Program rights in exchange for program
               rights payable                                  20,107           20,107
          Exchange of note receivable and option
               deposit as purchase consideration for
               station interest                                 7,000            7,000
          Contribution of Parent for equity-based
               compensation expense                            39,556           39,556
          Contribution of Parent for membership
               units                                        $      --        $      --
                                                            =========        =========



See the notes to the consolidated financial statements

(1) DESCRIPTION OF THE BUSINESS AND FORMATION

PRESENTATION

        Financial statements are presented for each of ACME Intermediate Holdings, LLC ("ACME Intermediate") and its wholly-owned subsidiary, ACME Television, LLC ("ACME Television"). Unless the context states otherwise, references to the "Company" refers to both ACME Intermediate and ACME Television. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

REORGANIZATION OF PARENT

        ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

        On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC (the parent company of ACME Intermediate) and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the "Reorganization"), whereby ACME Communications, Inc. became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate and its wholly-owned subsidiary ACME Television. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to "ACME Parent" herein refer to either ACME Television Holdings, or, subsequent to the Reorganization, ACME Communications, Inc.

FORMATION

        ACME Intermediate was formed on August 8, 1997. Upon formation, ACME Intermediate received a contribution from ACME Parent, of ACME Parent's wholly-owned subsidiaries - ACME Television of Oregon, LLC ("ACME Oregon") and ACME Television of Tennessee, LLC ("ACME Tennessee") and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Intermediate has reflected the results of operations of the contributed entities for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Parent made an additional contribution of $21,746,000 in exchange for membership units in the Company.

        ACME Television was formed on August 8, 1997. Upon formation, ACME Television received a contribution from ACME Parent through ACME Intermediate of ACME Parent's wholly-owned subsidiaries - ACME Oregon and ACME Tennessee and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Television has reflected the results of operations of the contributed entities for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Intermediate made an additional contribution of $60,061,000 in exchange for membership units in ACME Television.

        ACME Parent owns directly or indirectly, 100% of the outstanding membership units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding membership units of ACME Television.


NATURE OF BUSINESS

        ACME Intermediate is a holding company with no assets or independent operations other than its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                              NETWORK
            STATION - CHANNEL                      MARKET                   AFFILIATION
            -----------------                      ------                   -----------
            KPLR - 11         St. Louis....................................   WB
            KWBP - 32         Portland, OR.................................   WB
            KUWB - 30         Salt Lake City...............................   WB
            KWBQ - 19         Albuquerque - Santa Fe.......................   WB
            KASY - 50         Albuquerque - Santa Fe.......................   UPN
            WBXX - 20         Knoxville....................................   WB
            WTVK - 46         Ft. Myers - Naples...........................   WB
            WBDT - 26         Dayton.......................................   WB
            WIWB - 14         Green Bay - Appleton.........................   WB
            WBUI - 23         Champaign - Springfield - Decatur............   WB


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

        The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

        Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company generally receives such revenues net of commissions deducted by advertising agencies and national sales representatives.

CASH AND CASH EQUIVALENTS

        For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

        Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $555,000 and $716,000 at December 31, 1998 and 1999, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL STATEMENTS

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market of the 12% senior discount notes and the 10 7/8% senior secured notes was approximately $50 million and $158 million, respectively, at December 31, 1999.

PROGRAM RIGHTS

        Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available for broadcast under the contract. Generally, program rights are amortized over the life of the contract on a straight-line basis related to the usage of the program. The portion of the cost estimated to be amortized within one year and after one year are reflected in the balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. The cost of maintenance is expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations. The principal lives used in determining depreciation rates of various assets are as follows:

Buildings and Improvements.........................  20 - 30 years
Broadcast and other equipment......................  3 - 20 years
Furniture and fixtures.............................  5 - 7 years
Vehicles...........................................  5 years

INTANGIBLE ASSETS

        Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life.

                                                    AS OF
                                                  DECEMBER 31,
                                            1998             1999
                                          ---------        ---------
Broadcast licenses                        $ 154,351        $ 199,731
Goodwill                                     78,808          106,816
                                          ---------        ---------
     Total intangible assets                233,159          306,547
     Less: accumulated amortization         (10,172)         (23,575)
                                          ---------        ---------
          Net intangible assets           $ 222,987        $ 282,972
                                          =========        =========

BARTER AND TRADE TRANSACTIONS

        Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized when used or received.

LOCAL MARKETING AGREEMENTS

        In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, we obtain the right to program and sell advertising time on 100% of the station's inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. We, in turn, record revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999 are net revenues of $9.5 million, $6.8 million and $125,000, respectively, that relate to local marketing agreements. Payments to the sellers for the years ended December 31, 1997,1998 and 1999 were $0, $228,000, $27,500, respectively. At
December 31, 1999, the Company was not obligated for any future payments to sellers.

CARRYING VALUE OF LONG-LIVED ASSETS

        The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the operating company level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset's carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Prior to the Reorganization, the Company was a non-taxable entity, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a "C" corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss prior to the Reorganization is the responsibility of, or benefit to, the individual members.

        In conjunction with the Reorganization, the Company became part of a consolidated taxable group. As of the Reorganization date, the Company recorded deferred tax assets and liabilities for the difference between the financial statement carrying value of the Company's assets and liabilities and their associated tax basis.


ACCOUNTING FOR STOCK OPTIONS

        ACME Parent has issued stock options to the executives of ACME Parent and the Company and to certain Company employees. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize (over the vesting period) the expense of all stock-based awards. The expense is calculated based on the fair value at the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 13).

REPORTING COMPREHENSIVE INCOME

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. Adoption had no impact on the Company's consolidated financial position or results of operations.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts net of the realizable value of programming rights and the evaluation of the recoverability of intangible assets. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain amounts previously reported for 1997 and 1998 have been reclassified to conform to the 1999 financial statement presentation.

(3) PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:


                                                      DECEMBER 31,
                                                 1998            1999
                                               --------        --------
Land ...................................       $    553        $  1,097
Buildings and improvements .............          2,529           5,555
Broadcast and other equipment ..........         13,163          22,678
Furniture and fixtures .................            287             776
Vehicles ...............................            185             290
Construction in process ................          1,935             427
                                               --------        --------
     Total .............................       $ 18,652          30,823
Less: accumulated depreciation .........         (2,211)         (5,707)
                                               --------        --------
Net property and equipment .............       $ 16,441        $ 25,116
                                               ========        ========

        Included in property and equipment are assets acquired under capital leases with a total cost of $6,207,000 and $9,512,641 and the associated accumulated depreciation of $767,000 and $2,045,668 at December 31, 1998 and 1999, respectively.

(4) ACQUISITIONS

        On June 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Channel 32, Incorporated, relating to the operations of KWBP, in exchange for $18.7 million in cash and $4.4 million of membership units in the Company. The acquisition was accounted for using the purchase method. The excess of the purchase price plus the fair value of net liabilities assumed of approximately $23.5 million has been recorded as an intangible broadcast license and is being amortized over a period of 20 years. In addition, the results of operations (excluding depreciation and amortization) of KWBP were recorded by the Company beginning January 1, 1997 pursuant to a local marketing agreement whereby ACME Oregon effectively operated the station and funded the station's losses during the period from January 1, 1997 to June 17 1997 (the acquisition date).

        On July 29, 1997, the Company entered into a stock purchase agreement to acquire Koplar Communications, Inc. ("KCI") the owner of station KPLR. On September 30, 1997, the Company placed $143.0 million in to an escrow account (classified as a deposit on the December 31, 1997 consolidated balance sheet). In connection with this acquisition, the Company entered into a long-term local marketing agreement with KPLR and filed the requisite applications with the FCC for the transfer of the Station's license to the Company.

        Pursuant to the local marketing agreement, the Company retained all revenues generated by the station, bore substantially all operating expenses (excluding depreciation and amortization) of the station and was obligated to pay a local marketing agreement fee. These revenues and expenses for the period October 1 through December 31, 1997 are included in the Company's operating results for the year ended December 31, 1997.

        On March 13, 1998, the Company completed its acquisition of KCI by acquiring all of the outstanding stock of KCI for a total consideration of approximately $146.3 million. The acquisition was accounted for using the purchase method. Pursuant to the local marketing agreement referred to above, all revenues and operating expenses of the station (excluding depreciation and amortization) for the period from September 30, 1997 to March 31, 1998 (the effective date of the purchase transaction) are included in the Company's operating results. The purchase transaction was recorded on the consolidated balance sheet of the Company effective March 31, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning April 1, 1998.

        The fair value of the assets acquired and liabilities assumed relating to the acquisition of KPLR (in thousands):

Assets acquired:
Cash and cash equivalents ........................       $     779
  Accounts receivables, net ......................           1,703
  Program broadcast rights .......................           8,490
  Property and equipment .........................           2,233
  Prepaid expenses and other current assets ......             416
  FCC license ....................................          82,563
  Goodwill .......................................          93,775
  Other assets ...................................             395
                                                         ---------
     Total assets acquired .......................       $ 190,354
                                                         =========
Liabilities assumed:
  Accounts payable ...............................       $  (1,005)
  Accrued liabilities ............................          (1,332)
  Program broadcast rights payable ...............          (8,258)
  Deferred income taxes ..........................         (29,889)
  Other liabilities ..............................          (3,531)
                                                         ---------
     Total liabilities assumed ...................       $ (44,015)
                                                         ---------
     Total purchase price ........................       $ 146,339
                                                         =========

        On October 7, 1997, the Company acquired Crossville Limited Partnership, the owner of WINT, in exchange for $13.2 million in cash. Subsequent to the acquisition, the Company changed the call letters of the station to WBXX. The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of net assets acquired of approximately $13.3 million has been recorded as an intangible broadcast license and is being amortized over a period of 20 years.

        During 1997, the Company entered into an agreement that provided it with the right to: (i) acquire 49% of the licensee of KUPX (formerly KZAR) in exchange for membership units valued at $6.0 million, and (ii) pay $3.0 million for an option to acquire the remaining 51% interest in the licensee of KUPX for $5.0 million, exercisable immediately after the station commences on-air operations. On December 15, 1997, the Company acquired the 49% interest in the licensee of KUPX, paid $3.0 million to acquire the option and loaned the sellers $4.0 million (to be applied to the subsequent majority interest purchase price). On January 22, 1998, the Company issued $6.0 million of its member units to the sellers for the 49% interest in the license of KUPX in connection with the above transaction. The amount of the issuance was based upon a fixed dollar amount of consideration. The Company accounted for the 49% investment using the equity method of accounting. On February 16, 1999, the Company acquired the remaining 51% interest in KUPX. The $4.0 million loan was applied against the remaining purchase price of $5.0 million.

        In May 1998 the Company and the majority owners of KUPX entered into an agreement with another broadcaster in Salt Lake City to (i) swap KUPX for KUWB, subject to FCC approval (ii) enable the Company to operate KUWB under a local marketing agreement and (iii) enable the owner of KUWB to operate KUPX under a local marketing agreement. Pursuant to the LMA's, the Company retains all operating revenues and expenses (excluding depreciation and amortization) of KUWB and the owner of KUWB retains all operating revenues and expenses (excluding depreciation and amortization) of KUPX. In March 1999, the FCC approved the swap of KUPX for KUWB and the transaction closed during the third quarter of 1999. The Company has accounted for the swap as a business combination and has recorded KUPX at its fair value. There was no significant difference between the fair value of KUPX and the historical cost of KUWB.

        On August 22, 1997, the Company entered into an agreement with affiliates of the sellers of KZAR to acquire 100% of the interests in the construction permit for KAUO for a consideration of $10,000. This agreement was consummated on January 22, 1998. Subsequently, the call letters of KAUO were changed to KWBQ. Construction of KWBQ was completed and the station commenced broadcasting in March 1999.

        On June 30, 1998, the Company acquired substantially all the assets and assumed certain liabilities of WTVK-Channel 46 serving the Fort Myers-Naples, Florida marketplace for approximately $14.5 million in cash and 1,047 membership units (valued at approximately $1.0 million). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair value of the net assets assumed of approximately $15.5 million has been recorded as an intangible broadcast license and goodwill, both of which are being amortized over a period of 20 years. The Company had entered into a local marketing agreement with WTVK wherein the Company, effective March 3, 1998, retained all revenues generated by the station, bore all operating expenses of the station (excluding depreciation and amortization) and had the right to program the station (subject to WTVK's ultimate authority for programming) and the station's existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company's results of operations from March 3, 1998 to June 30, 1998. The purchase transaction was recorded on the consolidated balance sheet of the Company on June 30, 1998 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning July 1, 1998.

        On April 23, 1999, the Company acquired the non-FCC license assets of three Paxson Communication Corporation ("PCC") stations serving the Dayton, OH, Green Bay, WI and Champaign-Decatur, IL markets for $32.0 million. On June 23, 1999, following FCC approval of the transfer of the FCC licenses, the Company acquired the licenses and completed the acquisition of the three stations by making a final payment to PCC of $8.0 million. The Company entered into local marketing agreements with the seller wherein the Company, effective June 2, 1999, retained all revenues generated by the stations, bore all operating expenses of the stations (excluding amortization) and had the right to program the stations (subject to the seller's ultimate authority for programming) and the stations' existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding amortization) of the station are included in the Company's results of operations from June 2, 1999 to June 23, 1999. The purchase of the FCC licenses was recorded on the consolidated balance sheet of the Company on June 23, 1999 and the Company's results of operations includes revenues and expenses (including amortization of intangible assets) beginning June 24, 1999. The Company financed this $40.0 million transaction by a $25.0 million borrowing under its revolving credit agreement and the issuance of $15.0 million in redeemable preferred units by ACME Intermediate (see Notes 7 and 11). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair market value of the assets acquired of approximately $35.6 million has been recorded as intangible broadcast licenses and goodwill, all of which are being amortized over a period of 20 years.

        On December 3, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of station KASY TV-50, serving the Albuquerque - Santa Fe, New Mexico market, from Ramar Communications ("Ramar") for approximately $27 million. The Company entered into an interim LMA arrangement with Ramar to begin operating the station effective November 1, 1999. The interim LMA terminated upon the completion of the acquisition. Under the local marketing agreement, all of the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company's results of operations from November 1, 1999 to December 3, 1999. The purchase transaction was recorded on December 3, 1999 and the Company's results of operations (including depreciation and amortization) beginning December 3, 1999.

        The unaudited pro forma financial information for the years ended December 31, 1998 and 1999, set forth below reflects the net revenues and net loss assuming the KWBP, WBXX, KPLR, KUWB, WTVK, KWBQ, KASY, WBDT, WBUI and WIWB transactions had taken place at the beginning of each respective year. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred on January 1, 1998 and 1999.

                        YEARS ENDED DECEMBER 31, 1998            YEARS ENDED DECEMBER 31, 1999
                      --------------------------------          --------------------------------
                          ACME                 ACME                 ACME                ACME
                      INTERMEDIATE          TELEVISION          INTERMEDIATE          TELEVISION
                      ------------          ----------          ------------          ----------
Net revenues            $ 49,905             $ 49,905             $ 63,109             $ 63,109

Net loss                $(25,104)            $(19,898)            $(73,430)            $(68,062)



(5) UNIT OFFERING AND 12% SENIOR SECURED DISCOUNT NOTES

        On September 30, 1997, ACME Intermediate issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the ACME Intermediate's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The Notes mature on September 30, 2005 and may not be prepaid prior to September 30, 2000 and subsequently, may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate notes and $1.5 million to prepaid financing costs -- the latter which is being amortized over the eight-year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 1999. In connection with the Reorganization the membership units issued in the Unit Offering (representing a minority interest) were acquired by ACME Parent for shares of its common stock. The acquisition of minority interest was recorded based upon the fair market value of the stock issued.

        The Intermediate Notes are secured by a first priority lien on the limited liability company interests in ACME Television and ACME Subsidiary Holdings II, LLC, both of which are direct wholly-owned subsidiaries of ACME Intermediate. ACME Subsidiary Holdings II, LLC was formed solely to own a 0.5% interest in ACME Television, has no other assets or operations and does not constitute a substantial portion of the collateral for the Intermediate Notes.

(6) 10 7/8% SENIOR DISCOUNT NOTES

        On September 30, 1997, ACME Television issued 10.875% senior discount notes due 2004 ("Notes") with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. These Notes provide for semi-annual cash interest payments commencing with the six-month period ending on March 31, 2001. The Notes are subordinated to ACME Television's bank revolver (see Note 8) and to the ACME Television's capital equipment finance facilities. The Notes mature on September 30, 2004. Subject to certain restrictions, up to 35% of the aggregate principal amount can be prepaid with the net proceeds of any public equity offerings prior to September 30, 2000. Other than prepayment with the proceeds of a public equity offering, the notes may not be prepaid prior to September 30, 2001 and may not be prepaid without penalty prior to October 1, 2003.

        The Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 1997, 1998 and 1999.

        Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the seven year term of the notes.

        ACME Television's subsidiaries (hereinafter referred to in this section collectively as "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for ACME Television's notes. The Subsidiary Guarantors are wholly-owned and constitute all of ACME Television's direct and indirect subsidiaries except for ACME Finance Corporation, a wholly-owned finance subsidiary of ACME Television with essentially no independent operations that is jointly and severally liable with the ACME Television on the Notes. ACME Television has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no significant assets or independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

        ACME Television and / or the Subsidiary Guarantors are parties to various agreements which restrict their ability to pay dividends or make distributions to ACME Intermediate or ACME Parent. These agreements include, but are not limited to, the Indenture governing the Notes and ACME Television's revolving credit facility (see Note 7).


(7) ISSUANCE OF REDEEMABLE PREFERRED MEMBERSHIP UNITS

        On April 23, 1999, in connection with the acquisition of the non-FCC assets of the three Paxson Communications Corporation stations, ACME Intermediate issued 7,000 units of a newly created class of mandatory redeemable preferred membership units to ACME Parent in exchange for a $7 million cash contribution. On June 23, 1999, an additional $8 million contribution was received by ACME Intermediate from ACME Parent in exchange for an additional 8,000 redeemable preferred units. ACME Intermediate, on the same days of receipt from ACME Parent, contributed to ACME Television the aggregate $15 million.

        The terms of the ACME Intermediate preferred units provided for dividend accruals at the rate of 22.5% per annum for the first six months following issuance and were mandatorily redeemable to ACME Parent on the earlier of (a) the completion of new permanent financing, including an initial public offering or a debt offering or (b) October 1, 2005. ACME Intermediate redeemed all of the preferred units at the close of ACME Parent's initial public offering on October 5, 1999.

(8) BANK REVOLVER

        On August 15, 1997, ACME Television entered into a $22.5 million revolving credit facility (the "Loan Agreement") with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bear interest at a base rate, that at our option, is either the bank's prime rate or LIBOR, plus a spread. Commitment fees are charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 2, 1997, the Loan Agreement was amended to provide ACME Television with an increased credit line to $40 million, more favorable interest rates and a lengthened term. There was no outstanding balance under the Loan Agreement at December 31, 1997. At December 31, 1998 there was an outstanding balance of $8.0 million under the Loan Agreement. As of December 31, 1999 there was no outstanding balance under the Loan Agreement.

        The Loan Agreement contains certain covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 1997, 1998 and 1999.

        Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the Loan Agreement.

 (9) COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

        The Company is obligated under non-cancelable operating leases for office space and transmission sites. Future minimum lease payments as of the year ended December 31, 1999, under non-cancelable operating leases with initial or remaining terms of one year or more are:

2000 ........................             $  794,000
2001 ........................                751,000
2002 ........................                598,000
2003 ........................                642,000
2004 ........................                428,000
Thereafter ..................                946,000
                                          ----------
     Total ..................             $4,159,000
                                          ==========

        Total rental expense under operating leases for the twelve months ended December 31, 1997, 1998 and 1999 was approximately $166,000, $967,463 and
$850,383, respectively.

OBLIGATIONS UNDER CAPITAL LEASES

        As of December 31, 1999, approximately $9,513,000 million of equipment was leased under capital equipment facilities. These obligations are reflected as current obligations under capital leases of $1,273,000 and $1,617,000, and as non-current liabilities under capital lease of $4,199,000 and $5,796,000 at December 31, 1998 and 1999, respectively. These capital lease obligations expire over the next five years. Future minimum lease payments as of December 31, 1999 under capital leases are:

     2000........................................  $ 2,206,000
     2001........................................    2,123,000
     2002........................................    2,103,000
     2003........................................    1,673,000
     2004........................................      833,000
                                                   -----------
       Total.....................................    8,938,000
      Less: Interest.............................   (1,525,000
                                                   -----------
       Present value of minimum lease payments...  $ 7,413,000
                                                   ===========

PROGRAM RIGHTS PAYABLE

        Commitments for program rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $7,101,000, $28,265,000 and $7,862,000 as of December 31, 1997, 1998 and 1999, respectively.

        Maturities on the Company's program rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

2000 .........................       $12,143,000
2001 .........................        11,282,000
2002 .........................         6,690,000
2003 .........................         1,816,000
2004 .........................           263,000
Thereafter ...................                --
                                     -----------
     Total ...................       $32,194,000
                                     ===========


CERTAIN COMPENSATION ARRANGEMENTS

        In June 1997, ACME Parent issued an aggregate of 100 management carry units to certain executives. These units entitled holders to certain distribution rights upon achievement of certain returns by non-management investors and were subject to forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by the Company under certain specified circumstances. These management carry units were accounted for as a variable plan resulting in an expense when it is probable that any such distributions will be made. The Company determined the value of these at the issuance date to be immaterial. Upon the closing of ACME Parent's IPO these management carry units were exchanged for fully vested shares of ACME Parent's common stock. The issuance of the management carry units related to management services provided to the Company by the executives and therefore all expense recognized in connection with these awards were charged to the Company by ACME Parent and have been treated as a capital contribution by ACME Parent to the Company. During 1999, the Company recorded an expense of $39.6 million relating to the units. No expense was recorded relating to these units in 1998 or 1997.


LEGAL PROCEEDINGS

        We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(10) INCOME TAXES

        The income tax benefit consists of the following:

                                              YEAR ENDED DECEMBER 31, 1998            YEAR ENDED DECEMBER 31, 1999
                                            -------------------------------         -------------------------------
                                                ACME                ACME                ACME                ACME
                                            INTERMEDIATE         TELEVISION         INTERMEDIATE         TELEVISION
                                            ------------         ----------         ------------         ----------
                                                      (in thousands)                           (in thousands)
Current:
     Federal income taxes .........            $    --             $    --             $    --             $    --
     State income taxes ...........                 --                  --                  --                  --
                                               -------             -------             -------             -------
          Total current tax expense            $    --             $    --             $    --             $    --
Deferred:
     Federal income taxes .........            $(2,393)            $(2,393)            $(4,597)            $(3,985)
     State income taxes ...........                 --                  --                  --                  --
                                               -------             -------             -------             -------
          Total income tax benefit             $(2,393)            $(2,393)            $(4,597)            $(3,985)
                                               =======             =======             =======             =======


        The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

                                                     YEAR ENDED DECEMBER 31, 1998             YEAR ENDED DECEMBER 31, 1998
                                                  --------------------------------         ---------------------------------
                                                      ACME                                     ACME
                                                  INTERMEDIATE             ACME            INTERMEDIATE              ACME
                                                  ------------          ----------         ------------           ----------
                                                          EXPENSE/(BENEFIT)                        EXPENSE/(BENEFIT)
                                                            (in thousands)                           (in thousands)
Tax benefit at U.S. Federal rate................    $ (8,273)            $ (8,273)            $(25,238)            $(23,205)
State income taxes, net of Federal tax benefit..        (261)                (261)                (489)                (489)
Termination of non-taxable status...............          --                   --                 (953)                (953)
Losses allocated to LLC members.................       4,802                4,802                7,193                5,772
Nondeductible expenses..........................       1,430                1,430               15,202               15,202
Other...........................................         (91)                 (91)                (312)                (312)
                                                    --------             --------             --------             --------
  Income tax benefit............................    $ (2,393)            $ (2,393)            $ (4,597)            $ (3,985)
                                                    ========             ========             ========             ========



DEFERRED INCOME TAXES

        Prior to the Reorganization, the Company was a non-taxable entity, therefore no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss prior to the Reorganization is the responsibility of, or benefit to, the individual members. The 1999 data listed below take into consideration the tax effect to the Company after its Reorganization.

                                                       YEAR ENDED DECEMBER 31, 1998            YEAR ENDED DECEMBER 31, 1998
                                                   -----------------------------------      -----------------------------------
                                                       ACME                                    ACME
                                                   INTERMEDIATE             ACME            INTERMEDIATE             ACME
                                                   HOLDINGS, LLC       TELEVISION, LLC      HOLDINGS, LLC       TELEVISION, LLC
                                                   -------------       ---------------      -------------       ---------------
                                                              (in thousands)                          (in thousands)
Current:
          Accrued vacation                           $     56             $     56             $    170             $    170
          State income taxes                               --                   --                   49                   49
          Bad debt and other reserves                   2,155                2,155                2,126                2,126
          Deferred revenue                                 --                   --                   86                   86
          Other                                           345                  345                   17                   17
                                                     --------             --------             --------             --------
              Total current                             2,556                2,556                2,448                2,448
                                                     --------             --------             --------             --------
Non-current:
          Fixed asset depreciation                         --                   --                 (500)                (500)
          Intangible amortization                     (30,297)             (30,297)             (28,700)             (28,700)
          Deferred compensation                            --                   --                  332                  332
          Net operating loss carryforward               1,255                1,255                5,148                4,536
          Program amortization                           (944)                (944)              (1,533)              (1,533)
          Charitable contributions                         --                   --                   66                   66
                                                     --------             --------             --------             --------
               Total non-current                      (29,986)             (29,986)             (25,187)             (25,799)
                                                     --------             --------             --------             --------
Total deferred income taxes                          $(27,430)            $(27,430)            $(22,739)            $(23,351)
                                                     ========             ========             ========             ========


(11) RELATED PARTY TRANSACTIONS

        The Company's stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, Chief Executive Officer, is an owner and the chief executive officer of The WB Network.

        Pursuant to June 1995 agreements among Koplar Communications, Inc., Roberts Broadcasting, Michael Roberts and Steven C. Roberts, Roberts Broadcasting cannot (i) transfer its license for WHSL, East St. Louis, Illinois,
(ii) commit any programming time of the station for commercial programming or advertising or (iii) enter into a local marketing agreement with respect to such station until June 1, 2000. In the event that the current affiliation agreement for WHSL is terminated, the substitute format must be substantially similar to the current home shopping network format or, in the alternative, an infomercial format. The annual payment from KPLR for these agreements was $200,000 during the first three years. The Company paid $300,000 in both 1998 and 1999 under this agreement.

        In connection with our Salt Lake City and New Mexico stations, the Company has entered into long-term agreements to lease studio facilities and/or transmission tower space for KUWB, KUPX and KWBQ from an affiliate of Michael Roberts. Michael Roberts serves on ACME Parent's Board of Directors. These leases have terms of approximately fifteen years and provide for monthly payments aggregating approximately $25,000, subject to adjustment based on the Consumer Price Index.

        On October 1, 1997, in connection with our acquisition of KWBP, we paid CEA, Inc., an affiliate of one of ACME Parent's stockholders, CEA Capital Partners, a broker's fee of approximately $176,000. On the same day, we paid CEA, Inc., $132,000 in connection with the purchase of WBXX, $25,000 in connection with the purchase of the construction permit for KWBQ (formerly
KAUO), $45,000 in connection with the purchase of the construction permit for KUPX (formerly KZAR) and $889,000 in connection with the purchase of KPLR, as broker's fees in each of the transactions. Additionally, in connection with the recent acquisition of WBUI, WIWB and WBDT, we paid CEA, Inc. a broker's fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. One of ACME Parent's directors, Mr. Collis, is an officer of an affiliate of CEA Capital Partners.

(12) DEFINED CONTRIBUTION PLAN

        In 1998, the Company established a 401(k) defined contribution plan (the
Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $200,000 to the Plan for the year ended December 31, 1998, and $173,000 for the year ended December 31, 1999.

(13) STOCK OPTION COMPENSATION

        ACME Parents' 1999 Stock Incentive Plan provides additional means to attract, motivate, reward and retain key personnel. All of the options granted to date under the Plan have been to Company employees or to executives of ACME Parent who render services to the Company. The administrator has the authority to grant different types of stock and cash incentive awards and to select participants. While only stock options and restricted stock awards are contemplated at this time, other forms of awards may be granted to give us flexibility to structure future incentives. Our employees, officers, directors, and consultants may be selected to receive awards under the plan.

        A maximum of 4,200,000 shares of ACME Parent's common stock may be issued under the plan, (approximately 25.08% of our outstanding shares). The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

        Each share limit and award under the plan is subject to adjustment for certain changes in our capital structure, reorganizations and other extraordinary events. Shares subject to awards that are not paid or exercised before they expire or are terminated are available for future grants under the plan.

        Stock option activity during the year consisted of the following:

                                                                1999
                                                    ---------------------------
                                                    WEIGHTED
                                                   NUMBER OF         AVERAGE PRICE
                                                     SHARES             PER SHARE
                                                    ---------            ------
Stock options outstanding,
      beginning of year                                    --                --
Options granted
     (per share: $15.00 to $23.00)                  2,834,091            $22.56
Options forfeited                                       2,500             23.00
Options exercised                                          --                --
                                                    ---------            ------
Stock options outstanding, end of year              2,831,591            $22.56
                                                    =========            ======
Stock options exercisable, end of year                     --                --
                                                    =========            ======
Options available for grant, end of year            1,368,409                --
                                                    =========            ======



        The following table summarizes information concerning currently outstanding and exercisable options:

                                               WEIGHTED           WEIGHTED                                    WEIGHTED
                                               AVERAGE            AVERAGE                                     AVERAGE
   EXERCISE            OPTIONS                REMAINING           EXERCISE                  NUMBER           EXERCISE
    PRICE            OUTSTANDING           CONTRACTUAL LIFE        PRICE                 EXERCISABLE           PRICE
    -----            -----------           ----------------        -----                 -----------           -----
$       15.00           283,500                  10.0            $    15.00                    --            $    15.00

$       18.00            58,500                  10.0            $    18.00                    --            $    18.00

$       23.00         2,489,591                  10.0            $    23.00                    --            $    23.00



The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense of $132,000 was recognized in the fourth quarter of 1999 (the first quarter of the vesting period). The options granted at below fair market value at the date of grant were granted upon conversion of the Company's Long Term Incentive Plan (LTIP). The

Company recognized compensation expense under the LTIP of $338,000 during the year ended December 31, 1999 and $400,000 during the year ended December 31, 1998. All amounts expensed prior to the conversion of the LTIP ($738,000) are netted against the total of the below market option compensation expense to arrive at the expense to be recognized over the vesting period of such options.

        Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company's net loss for the year ended December 31, 1999 would have been as follows:

                                1999 NET
                                  LOSS
                       -----------------------------
                         ACME
                     INTERMEDIATE             ACME
                       --------             --------
As reported            $(69,633)            $(64,265)
Pro forma              $(71,257)            $(65,889)


        The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

                                                  1999
                                                 ------
Dividend yield                                       --
Expected volatility                               50.00%
Risk free interest rate                            6.11%
Expected life (in months)                            60
Weighted average fair value of grants            $12.03



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted under the reduced disclosure format pursuant to General Instruction I (2) (c) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

The following financial statements are included in Item 8:

        ACME Intermediate Holdings, LLC and Subsidiaries and
        ACME Television, LLC and Subsidiaries:

        --      Consolidated Balance Sheets as of December 31, 1998 and 1999.

        -- Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

        -- Consolidated Statements of Members' Capital for the years ended December 31, 1997, 1998 and 1999.

        -- Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

        --      Notes to the Consolidated Financial Statements.

(a) 2.  FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules are included in Item 14 (d):

        Schedule I - Condensed Financial Information of ACME Intermediate
                     Holdings, LLC and ACME Television, LLC (Parent Companies):

                        -       Balance Sheet as of December 31, 1998 and 1999.

                        - Statements of Operations for the years ended December 31, 1997, 1998 and 1999.

                        - Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

                        -       Notes to the Condensed Financial Information

        Schedule II - Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

(a) 3. EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
3.1(1)     Certificate of Formation of ACME Intermediate Holdings, LLC.

3.2(1)     Limited Liability Company Agreement of ACME Intermediate Holdings,
           LLC.

3.3(2)     Certificate of Formation of ACME Television, LLC.

3.4(2)     Limited Liability Company Agreement of ACME Television, LLC.

4.1(1)     Indenture, dated September 30, 1997, by and among ACME Intermediate
           Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and
           Wilmington Trust Company.

4.2(1)     Indenture, dated September 30, 1997, by and among ACME Television,
           LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.

4.3(4)     First Supplemental Indenture, dated February 11, 1998, by and among
           ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.4(4)     Second Supplemental Indenture, dated March 13, 1998, by and among
           ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.5(6)     Third Supplemental Indenture, dated August 21, 1998, by and among
           ACME Television, LLC and ACME Finance Corporation, as issuers, the
           Guarantors named therein, and Wilmington Trust Company.

10.1(9)    Asset Purchase Agreement, dated April 23, 1999, by and among Paxson
           Communications Corporation, Paxson Communications

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
           License Company, LLC, Paxson Communications of Green Bay-14, Inc.,
           Paxson Communications of Dayton-26, Inc., Paxson Dayton License,
           Inc., Paxson Communications of Decatur-23, Inc., Paxson Decatur
           License, Inc., ACME Television of Ohio, LLC, ACME Television Licenses
           of Ohio, LLC, ACME Television of Wisconsin, LLC, ACME Television
           Licenses of Wisconsin, LLC, ACME Television of Illinois, LLC and ACME
           Television Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio,
           WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL.

10.2(9)    Time Brokerage Agreement, dated April 23, 1999, by and among Paxson
           Communications License Company, LLC, Paxson Communications of Green
           Bay-14, Inc., and ACME Television of Wisconsin, LLC for Station
           WPXG-TV, Suring, Wisconsin.

10.3(9)    Time Brokerage Agreement, dated April 23, 1999, by and among Paxson
           Decatur License, Inc., Paxson Communications of Decatur-23, Inc., and
           ACME Television of Illinois, LLC for Station WPXU-TV, Decatur,
           Illinois.

10.4(9)    Time Brokerage Agreement, dated April 23, 1999, by and among Paxson
           Dayton License, Inc., Paxson Communications of Dayton-26, Inc., and
           ACME Television of Ohio, LLC for Station WDPX-TV, Springfield, Ohio.

10.5(8)    Asset Purchase Agreement, dated February 19, 1999, by and between
           ACME Television of New Mexico, LLC and ACME Television Licenses of
           New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KWBQ-TV, Santa Fe, New Mexico.

10.6(10) Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME Television
           Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.7(8)    Asset Purchase Agreement, dated February 19, 1999, by and between
           ACME Television of New Mexico, LLC and ACME Television Licenses of
           New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.8(7)    Purchase Agreement, dated October 30, 1998, by and between Roberts
           Broadcasting of New Mexico, LLC and ACME Television of New Mexico,
           LLC.

10.9(7)    Option Agreement, dated November 5, 1998, by and between Roberts
           Broadcasting of New Mexico, LLC and ACME Television of New Mexico,
           LLC.

10.10(1)   Asset Purchase Agreement, dated August 22, 1997, by and between ACME
           Television Licenses of New Mexico, LLC and Minority Broadcasters of
           Santa Fe, Inc.

10.11(1)   Management Agreement, dated August 22, 1997, by and between Minority
           Broadcasters of Santa Fe, Inc. and ACME Television of New Mexico,
           LLC.

10.12(1) Membership Contribution Agreement, dated August 22, 1997, by and among ACME Television Holdings, LLC, Roberts Broadcasting of Salt
           Lake City, LLC, Michael V. Roberts and Steven C. Roberts.

10.13(8)   Membership Purchase Agreement, dated July 10, 1998, by and between
           Roberts Broadcasting of Salt Lake City, L.L.C., Michael V. Roberts and Steven C. Roberts and ACME Television Holdings, LLC for a majority interest in Roberts

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
           Broadcasting of Salt Lake City, L.L.C.

10.14(8)   Asset Exchange Agreement, dated April 20, 1998 by and among Paxson
           Salt Lake City License, Inc., Paxson Communications of Salt Lake
           City-30, Inc. and Roberts Broadcasting of Salt Lake City, L.L.C.

10.15(5) Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and among Paxson Salt Lake City License, Inc., Paxson Communications of
           Salt Lake City-30, Inc. and ACME Television of Utah, LLC.

10.16(1)   Management Agreement, dated August 22, 1997, by and between Roberts
           Broadcasting of Salt Lake City, LLC and ACME Television of Utah, LLC.

10.17(4)   Asset Purchase Agreement, dated March 2, 1998, by and between ACME
           Television, LLC and Second Generation of Florida, Ltd.

10.18(4)   Time Brokerage Agreement, dated March 2, 1998, by and between ACME
           Television, LLC and Second Generation of Florida, Ltd.

10.19(10)  Station Affiliation Agreement, dated March 15, 1998, by and between
           ACME Television Holdings, LLC and The WB Television Network Partners,
           L.P.

10.20(4)   Agreement, dated January 30, 1998, by and between ACME Television
           Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
           Communications) and the Carman-Holly Partnership.

10.21(5)   Assignment Agreement, dated June 16, 1998, by and between ACME
           Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
           Communications), Carman-Harrison, LLC and Donald E. Holley.

10.22(1)   Stock Purchase Agreement, dated July 29, 1997, by and among ACME
           Television Holdings, LLC, Koplar Communications, Inc. and the shareholders named therein.

10.23(1)   Escrow Agreement, dated September 8, 1997, by and among ACME
           Television Holdings, LLC, ACME Television Licenses of Missouri, Inc.,
           Koplar Communications, Inc. the shareholders of Koplar
           Communications, Inc. and NationsBank, N.A.

10.24(1) Time Brokerage Agreement for KPLR-TV, dated September 8, 1997, by and among ACME Television Licenses of Missouri, Inc., ACME Television
           Holdings, LLC, Koplar Communications Television, LLC and Koplar
           Communications, Inc.

10.25(1) Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB Television Network
           Partners, L.P.

10.26(3)   Management Agreement between Edward J. Koplar and ACME Television
           Licenses of Missouri, Inc.

10.27(1)   Escrow Agreement, dated May 28, 1997, by and among ACME Television
           Licenses of Tennessee, LLC, ACME Television of Tennessee, LLC,
           Crossville TV Limited Partnership, the Sellers names therein and
           NationsBank, N.A., as escrow agent.

10.28(3)   Station Affiliation Agreement, dated August 18, 1997, by and between
           ACME Holdings of Knoxville, LLC and The WB Television Network
           Partners, L.P.

10.29(3)   Station Affiliation Agreement, dated June 10, 1997, by and between
           ACME Holdings of Oregon, LLC and The WB Television Network Partners,
           L.P.

10.30(10)  Joint Sales Agreement by and between ACME Television

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
           Holdings, LLC and DP Media, Inc., dated April 23, 1999.

10.31(10)  Option Agreement, dated April 23, 1999, by and between ACME
           Television Holdings, LLC and DP Media, Inc.

10.32(1)   Programming Agreement, dated June 1, 1995, by and among Koplar
           Communications, Inc., Roberts Broadcasting Company, Michael V.
           Roberts and Steven C. Roberts.

10.33(5)   Master Lease Agreement, dated June 30, 1998, by and between General
           Electric Capital Corporation and ACME Television, LLC.

10.34(1)   Station Affiliation Commitment Letter dated August 21, 1997, to ACME
           Communications, Inc. from The WB Television Network.

10.35(10)  ACME Communications, Inc. 1999 Stock Incentive Plan.

10.36(10)  Form of Employment Agreement, as amended, by and between ACME
           Communications, Inc. and Doug Gealy.

10.37(10)  Form of Employment Agreement, as amended, by and between ACME
           Communications, Inc. and Tom Allen.

10.38(10)  Consulting Agreement, as amended, by and between ACME Communications,
           Inc. and Jamie Kellner.

10.39(1)   First Amended and Restated Credit Agreement, dated as of December 2,
           1997, by and among ACME Television, LLC, the Lenders named therein and Canadian Imperial Bank of Commerce, New York Agency, as agent for the Lenders.

10.40(3) Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian Imperial Bank of Commerce, as agent for the benefit of CIBC, Inc. and other financial institutions.

10.41(10)  Amendment No. 1 to First Amended and Restated Credit Agreement, dated
           June 30, 1998.

10.42(10)  Amendment No. 2 to First Amended and Restated Credit Agreement, dated
           June 30, 1998.

10.43(10)  Third Amendment to First Amended and Restated Credit Agreement, dated
           March 1, 1999.

10.44(10)  Fourth Amendment to First Amended and Restated Credit Agreement,
           dated April 23, 1999.

10.45(10)  Fifth Amendment to Credit Agreement, dated September 1999.

10.46(3)   Form of Guaranty by and among ACME subsidiaries, Canadian Imperial
           Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.47(3) Form of Security and Pledge Agreement by and among ACME subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.48(1)   Note Purchase Agreement, dated September 24, 1997, by and among ACME
           Intermediate Holdings, LLC, ACME Intermediate Finance, Inc. and CIBC
           Wood Gundy Securities Corp., as Initial Purchaser.

10.49(2)   Note Purchase Agreement, dated September 24, 1997, by and among ACME
           Television, LLC, ACME Finance Corporation, CIBC Wood Gundy Securities
           Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.50(1)   Securities Pledge Agreement, dated September 30, 1997, by and between
           ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Pledgers, and Wilmington Trust Company, as Trustee.

10.51(3)   Limited Liability Company Agreement of ACME Television Holdings, LLC.

10.52(3)   First Amendment to Limited Liability Company Agreement of ACME
           Television Holdings, LLC.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
10.53(10)  Employment Agreement, dated September 27, 1999 by and between ACME
           Communications, Inc. and Ed Danduran.

10.54(10)  Amended and Restated Investment and Loan Agreement, dated as of June
           17, 1999, by and among ACME Television Holdings, LLC and Jamie
           Kellner, Douglas Gealy, Thomas Allen, CEA Capital Partners USA, L.P.
           CEA ACME, Inc., Alta Communications VI, L.P., Alta Subordinated Debt
           Partners III, L.P., Alta-Comm S by S, LLC, Alta ACME, Inc.,
           BancBoston Ventures, Inc., CEA Inc. and Alta Inc.

10.55(8)   Agreement of Lease, dated May 16, 1986, by and between CBS, Inc. and
           Koplar Communications Inc.

10.56(8) Amendment to Agreement of Lease, dated September 2, 1986, by and between Viacom Broadcasting of Missouri Inc. and Koplar
           Communications Inc.

10.57(1) Amended and Restated Lease Agreement, dated July 1, 1986, by and between KKSN, Inc. and Channel 32 Incorporated.

10.58(8)   Tower Lease Agreement, dated August 22, 1997, by and between Roberts
           Broadcasting Company of Utah, Inc. and Roberts Broadcasting Company of Salt Lake City, LLC.

10.59(3) Amendment to Tower Lease Agreement, dated December 9, 1997, by and between Roberts Broadcasting Company of Utah, Inc. and Roberts
           Broadcasting Company of Salt Lake City LLC.

10.60(10)  Lease Agreement, dated January 1, 1997, by and between Mr. Tom Winter and VCY/America, Inc.

10.61(10)  Assignment and Assumption of Lease and Estoppel Certificate, dated
           October 6, 1997.

10.62(10)  Assignment and Assumption of Lease, dated April 23, 1999.

10.63(7)   Tower Lease Agreement, dated December 30, 1998, by and between
           Roberts Broadcasting Company of New Mexico, LLC and ACME Television of New Mexico, LLC.

10.64(10)  Tower License Agreement, dated May 21, 1992, by and between Caloosa
           Television Corporation and Southwest Florida Telecommunications, Inc.

10.65(10)  Station Affiliation Agreement, dated April 9, 1998, by and between
           ACME Television Licenses of Utah LLC and The WB Television Network.

10.66(10)  Station Affiliation Agreement, dated March 4, 1999, by and between
           ACME Television Licenses of New Mexico LLC and The WB Television
           Network.

10.67(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME
           Television Licenses of Wisconsin LLC and The WB Television Network.

10.68(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME
           Television Licenses of Illinois LLC and The WB Television Network.

10.69(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME
           Television Licenses of Ohio LLC and The WB Television Network.


EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
10.70(11)  Master Lease Agreement by and between Bankers Commercial Corporation and ACME Television, LLC dated October 25, 1999.

10.71(11)  Second Amendment to Asset Purchase Agreement, dated November 1, 1999, by and between ACME Television of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.72(11)  Tower space and site Lease Agreement dated November 1, 1999, by and between Lee Enterprises, Incorporated, Sandia Television Corporation and ACME Television of New Mexico, LLC.

10.73(11)  Time Brokerage Agreement dated November 1, 1999, by and between Ramar
           Communications, II, Ltd. and ACME Television of New Mexico, LLC.

10.74(11)  Assignment and Assumption of Tower Lease by and between Ramar
           Communications II, Ltd. and ACME Television of New Mexico, LLC, dated
           December 3, 1999.

10.75(11)  Standstill Agreement, dated October 4, 1999, by and between ACME
           Television Holdings, LLC and DP Media of Battle Creek, Inc.

27.1*      Financial Data Schedule of ACME Intermediate Holdings, LLC.

27.2*      Financial Data Schedule of ACME Television, LLC.

----------

*       Filed herewith.

(1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

(3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998.

(4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

(6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

(9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(11) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 28, 2000.

(b) REPORTS ON FORM 8-K.

The Company filed no reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACME Intermediate Holdings, LLC

Date: March 30, 1999                        /s/ Thomas Allen
                                            ------------------------------------
                                            Thomas Allen
                                            Executive Vice President and Chief
                                            Financial Officer and Director
                                            (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                 CAPACITY                          DATE
               ---------                                 --------                          ----
 /s/ Jamie Kellner                     Chairman of the Board Chief Executive          March 30, 2000
 ----------------------                Officer and Member of ACME Parent's Board
 Jamie Kellner                         of Advisors (Principal Executive Officer)

 /s/ Douglas Gealy                     President and Member of ACME Parent's          March 30, 2000
 ----------------------                Board of Advisors
 Douglas Gealy

 /s/ Thomas Allen                      Executive Vice President and Chief             March 30, 2000
 ----------------------                Financial Officer
 Thomas Allen                          and Member of the Board of Advisors
                                       (Principal Financial Officer)

 /s/ Edward Danduran                   Vice President and Controller                  March 30, 2000
 ----------------------                (Principal Accounting Officer)
 Edward Danduran

 /s/ Thomas Allen                      Majority Member                                March 30, 2000
 ----------------------
 ACME Television Holdings, LLC
 By:      Thomas Allen
 Title:   Executive Vice President
          and Chief Financial
          Officer

                                          SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACME Intermediate Holdings, LLC

Date: March 30, 1999                        /s/ Thomas Allen
                                            ------------------------------------
                                            Thomas Allen
                                            Executive Vice President and Chief
                                            Financial Officer and Director
                                            (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                 CAPACITY                          DATE
               ---------                                 --------                          ----
 /s/ Jamie Kellner                     Chairman of the Board Chief Executive          March 30, 2000
 ----------------------                Officer and Member of ACME Parent's Board
 Jamie Kellner                         of Advisors (Principal Executive Officer)

 /s/ Douglas Gealy                     President and Member of ACME Parent's          March 30, 2000
 ----------------------                Board of Advisors
 Douglas Gealy

 /s/ Thomas Allen                      Executive Vice President and Chief             March 30, 2000
 ----------------------                Financial Officer
 Thomas Allen                          and Member of the Board of Advisors
                                       (Principal Financial Officer)

 /s/ Edward Danduran                   Vice President and Controller                  March 30, 2000
 ----------------------                (Principal Accounting Officer)
 Edward Danduran

 /s/ Thomas Allen                      Majority Member                                March 30, 2000
 ----------------------
 ACME Television Holdings, LLC
 By:      Thomas Allen
 Title:   Executive Vice President
          and Chief Financial
          Officer

SCHEDULE I.
                         ACME INTERMEDIATE HOLDINGS, LLC
                              ACME TELEVISION, LLC
                               (Parent Companies)
                         CONDENSED FINANCIAL INFORMATION
                                 BALANCE SHEETS


                                                             AS OF DECEMBER 31, 1998                 AS OF DECEMBER 31, 1999
                                                        ---------------------------------      ----------------------------------
                                                            ACME                                   ACME
                                                        INTERMEDIATE           ACME            INTERMEDIATE            ACME
                                                        HOLDINGS, LLC     TELEVISION, LLC      HOLDINGS, LLC      TELEVISION, LLC
                                                        -------------     ---------------      -------------      ---------------
                                                                                      (IN THOUSANDS)
ASSETS
Current assets:
     Cash and cash equivalents                            $      --           $     872           $      --           $   3,108
     Accounts receivable                                         --                  12                  --                  15
     Due from affiliates                                          4                 131                  --                  --
     Prepaid expenses and other current assets                   --                 127                  --                 444
                                                          ---------           ---------           ---------           ---------
          Total current assets                                    4               1,142                  --               3,567

Property and equipment, net                                      --                 200                  --                 248
Investment in and advances to subsidiaries                   71,295             220,542             131,356             290,181
Acquisition related deposits                                     --                  36                  --                 133
Deferred taxes                                                   --                  --                 612                  --
Prepaid financing costs, less current portion                 1,596               6,657               1,535               5,943
                                                          ---------           ---------           ---------           ---------
          Total assets                                       72,895             228,577             133,503             300,072
                                                          =========           =========           =========           =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
     Accounts payable                                            --               1,793                  --               2,018
     Accrued liabilities                                         --               1,831                  --               3,447
     Deferred income taxes                                       --                  --                  --               1,385
     Capital leases payable                                      --                  40                  --                  44
                                                          ---------           ---------           ---------           ---------
          Total current liabilities                              --               3,664                  --               6,894

Capital leases payable, less current portion                     --                 170                  --                 127
Bank borrowings                                                  --               8,000                  --                  --
Due to affiliates                                               131                  --                 128                  --
10 7/8% senior discount notes                                    --             145,448                  --             161,695
12% senior secured notes                                     42,052                  --              47,970
                                                          ---------           ---------           ---------           ---------
          Total liabilities                                  42,183             157,282              48,098             168,716
                                                          ---------           ---------           ---------           ---------

Members' capital
   Members' capital                                          58,402              92,563             182,728             216,889
   Accumulated deficit                                      (27,690)            (21,268)            (97,323)            (85,533)
                                                          ---------           ---------           ---------           ---------
          Total members' capital                             30,712              71,295              85,405             131,356

                                                          ---------           ---------           ---------           ---------
          Total liabilities and members' capital             72,895             228,577             133,503             300,072
                                                          =========           =========           =========           =========


See accompanying notes to condensed financial information.

                             ACME INTERMEDIATE, LLC
                              ACME TELEVISION, LLC
                               (Parent Companies)
                         CONDENSED FINANCIAL INFORMATION
                             STATEMENT OF OPERATIONS
                                 (In thousands)


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                                   1997                             1998                         1999
                                      ------------------------------  ------------------------------  ------------------------------
                                          ACME                            ACME                           ACME
                                      INTERMEDIATE        ACME        INTERMEDIATE        ACME        INTERMEDIATE        ACME
                                      HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                      -------------  ---------------  -------------  ---------------  -------------  ---------------
Revenues                                $     --        $     --        $     --        $    181        $     --        $     --
                                        --------        --------        --------        --------        --------        --------

Corporate                                     --           1,415              --           2,923              --           6,615
Equity-based compensation                     --              --              --              --              --          39,688
Depreciation and amortization                 --               9              --              67              --              84
                                        --------        --------        --------        --------        --------        --------
      Operating loss                          --          (1,424)             --          (2,809)             --         (46,387)

Interest income from subsidiaries             --           5,631              --          24,978              --          31,360
Other income                                  --             273               1           1,112              --              --
Interst expense                           (1,216)         (3,712)         (5,207)        (16,091)         (5,980)        (19,000)
                                        --------        --------        --------        --------        --------        --------
      Income before taxes and
         equity in net loss of
         subsidiaries                     (1,216)            768          (5,206)          7,190          (5,980)        (34,027)
Income tax expense (benefit)                  --              --              --              --             612          (1,385)
                                        --------        --------        --------        --------        --------        --------
      Income before equity in
           net loss of subsidiaries       (1,216)            768          (5,206)          7,190          (5,368)        (35,412)
Equity in net loss of subsidiaries        (5,418)         (6,186)        (15,850)        (23,040)        (64,265)        (28,853)
                                        --------        --------        --------        --------        --------        --------
      Net loss                            (6,634)         (5,418)        (21,056)        (15,850)        (69,633)        (64,265)
                                        ========        ========        ========        ========        ========        ========


See accompanying notes to condensed financial information.

                              ACME TELEVISION, LLC
                                (Parent Company)
                         CONDENSED FINANCIAL INFORMATION
                             STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1999


                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                               1997                                    1998
                                                    -------------------------------   --------------------------------
                                                        ACME                              ACME
(Dollars in thousands)                              INTERMEDIATE         ACME         INTERMEDIATE        ACME
                                                    HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC   TELEVISION, LLCC
                                                    -------------   ---------------   -------------   ----------------
Cash flows from operating activities:
      Net loss                                        $  (6,634)       $  (5,418)       $ (21,056)       $ (15,850)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
      Depreciation and amortization                          --                9               --               67
      Amortization of discount on 10 7/8%
           senior discount notes                             --            3,463               --           14,615
      Amoritzation of discount on 12%
           senior secured notes                           1,213               --            5,207               --
      Amortization of debt issuance costs                    --               --               --               --
      Equity-based compensation                              --               --               --               --
      Equity in net loss of subsidiaries                  5,418            6,186           15,850           23,040
      Deferred income tax                                    --               --               --               --
    Changes in assets and liabilities:
      Increase in accounts receivable                        --               --               --              (12)
      (Increase) decrease in other assets                    --               --               --              386
      (Increase) decrease in prepaid expenses                --             (177)              --               50
      Increase (decrease) in accounts payable                --            2,774               --             (981)
      (Increase) decrease in due from
           affiliates                                        --             (162)              19               31
      (Increase) decrease in accrued expenses                --              433               --            1,398
      Increase in income taxes                               --               --               --               --
                                                      ---------        ---------        ---------        ---------
           Net cash provided by (used in)
                operating activities                         (3)           7,108               20           22,744
                                                      ---------        ---------        ---------        ---------

Cash flows from investing activities:
      Purchase of property and equipment                     --             (148)              --               --
      Investments in and advances to affiliates         (62,335)        (180,999)              --          (38,544)
                                                      ---------        ---------        ---------        ---------
      Net cash used in investing activities             (62,335)        (181,147)              --          (38,544)
                                                      ---------        ---------        ---------        ---------

Cash flows from financing activities:
      Increase in revolving credit facility                  --               --               --           11,000
      Payments on revolving credit facility                  --               --               --           (3,000)
      Proceeds from capital lease facilities                 --               --               --               --
      Payments on capital lease facilities                   --               --               --              (21)
      Contribution from Parent                           24,126           62,441               --               --
      Issuance of redeemable preferred units                 --               --               --               --
      Redemption of redeemable preferred units               --               --               --               --
      Issuance of units                                   4,154               --               --               --
      Issuance of 10 7/8% senior discount notes              --          127,370               --               --
      Issuance of 12% senior secured notes               35,650               --               --               --
      Payment of prepaid financing costs                 (1,592)          (7,079)             (20)              --
                                                      ---------        ---------        ---------        ---------
      Net cash provided by financing activities          62,338          182,732              (20)           7,979
                                                      ---------        ---------        ---------        ---------

      Net increase (decrease) in cash                        --            8,693               --           (7,821)
      Cash at beginning of period                            --               --               --            8,693
                                                      ---------        ---------        ---------        ---------
      Cash at end of period                           $      --        $   8,693        $      --        $     872
                                                      =========        =========        =========        =========

      Cash Payments for:
           Interest                                   $      --        $      71        $      --        $      --
           Taxes                                      $      --        $      --        $      --        $      --
      Non-Cash Transactions:
           Contribution of Parent                     $  23,075        $  23,075        $   7,047        $   7,047
           Property and equipment contributed
               to affiliates                          $      --        $      --        $      --        $     103
                                                      =========        =========        =========        =========


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                                 1999
                                                    -------------------------------
                                                       ACME
(Dollars in thousands)                              INTERMEDIATE         ACME
                                                    HOLDINGS, LLC   TELEVISION, LLC
                                                    -------------   ---------------
Cash flows from operating activities:
      Net loss                                        $ (69,633)       $ (64,265)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
      Depreciation and amortization                          --               84
      Amortization of discount on 10 7/8%
           senior discount notes                             --           16,247
      Amortization of discount on 12%
           senior secured notes                           5,918               --
      Amortization of debt issuance costs                    61              713
      Equity-based compensation                              --           39,688
      Equity in net loss of subsidiaries                 64,265           28,853
      Deferred income tax                                  (612)              --
Changes in assets and liabilities:
      Increase in accounts receivable                        --               (3)
      (Increase) decrease in other assets                    --              (97)
      (Increase) decrease in prepaid expenses                --             (317)
      Increase (decrease) in accounts payable                --              225
      Increase (decrease) in due from affiliates              1              131
      Increase in accrued expenses                           --            1,616
      Increase in income taxes                               --            1,385
                                                      ---------        ---------
           Net cash provided by (used in)
                operating activities                         --           24,260
                                                      ---------        ---------

Cash flows from investing activities:
      Purchase of property and equipment                     --             (132)
      Investments in and advances to affiliates         (83,900)         (97,753)
                                                      ---------        ---------
      Net cash used in investing activities             (83,900)         (97,885)
                                                      ---------        ---------

Cash flows from financing activities:
      Increase in revolving credit facility                  --           32,000
      Payments on revolving credit facility                  --          (40,000)
      Proceeds from capital lease facilities                 --               --
      Payments on capital lease facilities                   --              (39)
      Contribution from Parent                           85,162           83,900
      Issuance of redeemable preferred units             15,000               --
      Redemption of redeemable preferred units          (16,262)              --
      Issuance of units                                      --               --
      Issuance of 10 7/8% senior discount notes              --               --
      Issuance of 12% senior secured notes                   --               --
      Payment of prepaid financing costs                     --               --
                                                      ---------        ---------
      Net cash provided by financing activities          83,900           75,861
                                                      ---------        ---------

      Net increase (decrease) in cash                        --            2,236
      Cash at beginning of period                            --              872
                                                      ---------        ---------
      Cash at end of period                           $      --        $   3,108
                                                      =========        =========

      Cash Payments for:
           Interest                                   $      --        $      --
           Taxes                                      $      --        $      --
      Non-Cash Transactions:
           Contribution of Parent                     $  40,426        $     738
           Property and equipment contributed
               to affiliates                          $      --        $      --
                                                      =========        =========



See accompanying notes to condensed financial information.

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC
                               (PARENT COMPANIES)

                    NOTES TO CONDENSED FINANCIAL INFORMATION


1. FORMATION AND BASIS OF PRESENTATION

                Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of ACME Intermediate Holdings, LLC and ACME Television, LLC, do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is therefore suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included at Item 8 of this filing.

                The accompanying condensed financial statements are presented for ACME Intermediate Holdings, LLC and ACME Television, LLC.

2.  CASH DIVIDENDS

                There have been no cash dividends declared by either ACME Intermediate Holdings, LLC or ACME Television, LLC.

3.  LONG-TERM DEBT

                There are no cash interest payments due on ACME Intermediate Holdings, LLC's Senior Secured Discount Notes until March 31, 2003. There are no cash interest payments due on ACME Television, LLC's Senior Discount Notes until March 31, 2001.

SCHEDULE II.
                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                        VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998 AND
                               DECEMBER 31, 1999

                                 (In thousands)


                                                                           ADDITIONS
                                      BALANCE AT         ADDITIONS         ACQUIRED IN                            BALANCE AT
   ALLOWANCE FOR DOUBTFUL             BEGINNING          CHARGED TO         PURCHASE                                END OF
          ACCOUNTS                    OF PERIOD           EXPENSE        TRANSACTIONS (1)      DEDUCTIONS           PERIOD
          --------                    ---------           -------        ----------------      ----------           ------
Year ended December 31, 1997                  0                                51,000                 --             51,000
Year ended December 31, 1998             51,000            223,776            280,224                 --            555,000
Year ended December 31, 1999            555,000            485,000                 --            324,000            716,000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
3.1(1)     Certificate of Formation of ACME Intermediate Holdings, LLC.

3.2(1)     Limited Liability Company Agreement of ACME Intermediate Holdings,
           LLC.

3.3(2)     Certificate of Formation of ACME Television, LLC.

3.4(2)     Limited Liability Company Agreement of ACME Television, LLC.

4.1(1)     Indenture, dated September 30, 1997, by and among ACME Intermediate
           Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and
           Wilmington Trust Company.

4.2(1)     Indenture, dated September 30, 1997, by and among ACME Television,
           LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.

4.3(4)     First Supplemental Indenture, dated February 11, 1998, by and among
           ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.4(4)     Second Supplemental Indenture, dated March 13, 1998, by and among
           ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.

4.5(6)     Third Supplemental Indenture, dated August 21, 1998, by and among
           ACME Television, LLC and ACME Finance Corporation, as issuers, the
           Guarantors named therein, and Wilmington Trust Company.

10.1(9)    Asset Purchase Agreement, dated April 23, 1999, by and among Paxson
           Communications Corporation, Paxson Communications
           License Company, LLC, Paxson Communications of Green Bay-14, Inc.,
           Paxson Communications of Dayton-26, Inc., Paxson Dayton License,
           Inc., Paxson Communications of Decatur-23, Inc., Paxson Decatur
           License, Inc., ACME Television of Ohio, LLC, ACME Television Licenses of Ohio, LLC, ACME Television of Wisconsin, LLC, ACME Television
           Licenses of Wisconsin, LLC, ACME Television of Illinois, LLC and ACME
           Television Licenses of Illinois, LLC for WDPX(TV), Springfield, Ohio,
           WPXG(TV), Suring, WI and WPXU(TV), Decatur, IL.

10.2(9)    Time Brokerage Agreement, dated April 23, 1999, by and among Paxson
           Communications License Company, LLC, Paxson Communications of Green
           Bay-14, Inc., and ACME Television of Wisconsin, LLC for Station
           WPXG-TV, Suring, Wisconsin.

10.3(9)    Time Brokerage Agreement, dated April 23, 1999, by and among Paxson
           Decatur License, Inc., Paxson Communications of Decatur-23, Inc., and
           ACME Television of Illinois, LLC for Station WPXU-TV, Decatur,
           Illinois.

10.4(9)    Time Brokerage Agreement, dated April 23, 1999, by and among Paxson
           Dayton License, Inc., Paxson Communications of Dayton-26, Inc., and
           ACME Television of Ohio, LLC for Station WDPX-TV, Springfield, Ohio.

10.5(8)    Asset Purchase Agreement, dated February 19, 1999, by and between
           ACME Television of New Mexico, LLC and ACME Television Licenses of
           New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KWBQ-TV, Santa Fe, New Mexico.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
10.6(10)   Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME Television
           Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.7(8)    Asset Purchase Agreement, dated February 19, 1999, by and between
           ACME Television of New Mexico, LLC and ACME Television Licenses of
           New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.8(7)    Purchase Agreement, dated October 30, 1998, by and between Roberts
           Broadcasting of New Mexico, LLC and ACME Television of New Mexico,
           LLC.

10.9(7)    Option Agreement, dated November 5, 1998, by and between Roberts
           Broadcasting of New Mexico, LLC and ACME Television of New Mexico,
           LLC.

10.10(1)   Asset Purchase Agreement, dated August 22, 1997, by and between ACME
           Television Licenses of New Mexico, LLC and Minority Broadcasters of
           Santa Fe, Inc.

10.11(1)   Management Agreement, dated August 22, 1997, by and between Minority
           Broadcasters of Santa Fe, Inc. and ACME Television of New Mexico,
           LLC.

10.12(1) Membership Contribution Agreement, dated August 22, 1997, by and among ACME Television Holdings, LLC, Roberts Broadcasting of Salt
           Lake City, LLC, Michael V. Roberts and Steven C. Roberts.

10.13(8)   Membership Purchase Agreement, dated July 10, 1998, by and between
           Roberts Broadcasting of Salt Lake City, L.L.C., Michael V. Roberts and Steven C. Roberts and ACME Television Holdings, LLC for a majority interest in Roberts Broadcasting of Salt Lake City, L.L.C.

10.14(8)   Asset Exchange Agreement, dated April 20, 1998 by and among Paxson
           Salt Lake City License, Inc., Paxson Communications of Salt Lake
           City-30, Inc. and Roberts Broadcasting of Salt Lake City, L.L.C.

10.15(5) Time Brokerage Agreement, dated April 20, 1998, for KUPX-TV, by and among Paxson Salt Lake City License, Inc., Paxson Communications of
           Salt Lake City-30, Inc. and ACME Television of Utah, LLC.

10.16(1)   Management Agreement, dated August 22, 1997, by and between Roberts
           Broadcasting of Salt Lake City, LLC and ACME Television of Utah, LLC.

10.17(4)   Asset Purchase Agreement, dated March 2, 1998, by and between ACME
           Television, LLC and Second Generation of Florida, Ltd.

10.18(4)   Time Brokerage Agreement, dated March 2, 1998, by and between ACME
           Television, LLC and Second Generation of Florida, Ltd.

10.19(10)  Station Affiliation Agreement, dated March 15, 1998, by and between
           ACME Television Holdings, LLC and The WB Television Network Partners,
           L.P.

10.20(4)   Agreement, dated January 30, 1998, by and between ACME Television
           Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
           Communications) and the Carman-Holly Partnership.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
10.21(5)   Assignment Agreement, dated June 16, 1998, by and between ACME
           Television Licenses of Tennessee, LLC, Ruth Payne Carman (dba E&R
           Communications), Carman-Harrison, LLC and Donald E. Holley.

10.22(1)   Stock Purchase Agreement, dated July 29, 1997, by and among ACME
           Television Holdings, LLC, Koplar Communications, Inc. and the shareholders named therein.

10.23(1)   Escrow Agreement, dated September 8, 1997, by and among ACME
           Television Holdings, LLC, ACME Television Licenses of Missouri, Inc.,
           Koplar Communications, Inc. the shareholders of Koplar
           Communications, Inc. and NationsBank, N.A.

10.24(1) Time Brokerage Agreement for KPLR-TV, dated September 8, 1997, by and among ACME Television Licenses of Missouri, Inc., ACME Television
           Holdings, LLC, Koplar Communications Television, LLC and Koplar
           Communications, Inc.

10.25(1) Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB Television Network
           Partners, L.P.

10.26(3)   Management Agreement between Edward J. Koplar and ACME Television
           Licenses of Missouri, Inc.

10.27(1)   Escrow Agreement, dated May 28, 1997, by and among ACME Television
           Licenses of Tennessee, LLC, ACME Television of Tennessee, LLC,
           Crossville TV Limited Partnership, the Sellers names therein and
           NationsBank, N.A., as escrow agent.

10.28(3)   Station Affiliation Agreement, dated August 18, 1997, by and between
           ACME Holdings of Knoxville, LLC and The WB Television Network
           Partners, L.P.

10.29(3)   Station Affiliation Agreement, dated June 10, 1997, by and between
           ACME Holdings of Oregon, LLC and The WB Television Network Partners,
           L.P.

10.30(10)  Joint Sales Agreement by and between ACME Television
           Holdings, LLC and DP Media, Inc., dated April 23, 1999.

10.31(10)  Option Agreement, dated April 23, 1999, by and between ACME
           Television Holdings, LLC and DP Media, Inc.

10.32(1)   Programming Agreement, dated June 1, 1995, by and among Koplar
           Communications, Inc., Roberts Broadcasting Company, Michael V.
           Roberts and Steven C. Roberts.

10.33(5)   Master Lease Agreement, dated June 30, 1998, by and between General
           Electric Capital Corporation and ACME Television, LLC.

10.34(1)   Station Affiliation Commitment Letter dated August 21, 1997, to ACME
           Communications, Inc. from The WB Television Network.

10.35(10)  ACME Communications, Inc. 1999 Stock Incentive Plan.

10.36(10)  Form of Employment Agreement, as amended, by and between ACME
           Communications, Inc. and Doug Gealy.

10.37(10)  Form of Employment Agreement, as amended, by and between ACME
           Communications, Inc. and Tom Allen.

10.38(10)  Consulting Agreement, as amended, by and between ACME Communications,
           Inc. and Jamie Kellner.

10.39(1)   First Amended and Restated Credit Agreement, dated as of December 2,
           1997, by and among ACME Television, LLC, the Lenders named therein and Canadian Imperial Bank of Commerce, New York Agency, as agent for the Lenders.

10.40(3) Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian Imperial Bank of Commerce, as agent for the benefit of CIBC, Inc. and other financial institutions.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
10.41(10)  Amendment No. 1 to First Amended and Restated Credit Agreement, dated
           June 30, 1998.

10.42(10)  Amendment No. 2 to First Amended and Restated Credit Agreement, dated
           June 30, 1998.

10.43(10)  Third Amendment to First Amended and Restated Credit Agreement, dated
           March 1, 1999.

10.44(10)  Fourth Amendment to First Amended and Restated Credit Agreement,
           dated April 23, 1999.

10.45(10)  Fifth Amendment to Credit Agreement, dated September 1999.

10.46(3)   Form of Guaranty by and among ACME subsidiaries, Canadian Imperial
           Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.47(3) Form of Security and Pledge Agreement by and among ACME subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.48(1)   Note Purchase Agreement, dated September 24, 1997, by and among ACME
           Intermediate Holdings, LLC, ACME Intermediate Finance, Inc. and CIBC
           Wood Gundy Securities Corp., as Initial Purchaser.

10.49(2)   Note Purchase Agreement, dated September 24, 1997, by and among ACME
           Television, LLC, ACME Finance Corporation, CIBC Wood Gundy Securities
           Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.50(1)   Securities Pledge Agreement, dated September 30, 1997, by and between
           ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Pledgers, and Wilmington Trust Company, as Trustee.

10.51(3)   Limited Liability Company Agreement of ACME Television Holdings, LLC.

10.52(3)   First Amendment to Limited Liability Company Agreement of ACME
           Television Holdings, LLC.

10.53(10)  Employment Agreement, dated September 27, 1999 by and between ACME
           Communications, Inc. and Ed Danduran.

10.54(10)  Amended and Restated Investment and Loan Agreement, dated as of June
           17, 1999, by and among ACME Television Holdings, LLC and Jamie
           Kellner, Douglas Gealy, Thomas Allen, CEA Capital Partners USA, L.P.
           CEA ACME, Inc., Alta Communications VI, L.P., Alta Subordinated Debt
           Partners III, L.P., Alta-Comm S by S, LLC, Alta ACME, Inc.,
           BancBoston Ventures, Inc., CEA Inc. and Alta Inc.

10.55(8)   Agreement of Lease, dated May 16, 1986, by and between CBS, Inc. and
           Koplar Communications Inc.

10.56(8) Amendment to Agreement of Lease, dated September 2, 1986, by and between Viacom Broadcasting of Missouri Inc. and Koplar
           Communications Inc.

10.57(1) Amended and Restated Lease Agreement, dated July 1, 1986, by and between KKSN, Inc. and Channel 32 Incorporated.

10.58(8)   Tower Lease Agreement, dated August 22, 1997, by and between Roberts
           Broadcasting Company of Utah, Inc. and Roberts Broadcasting Company of Salt Lake City, LLC.

10.59(3) Amendment to Tower Lease Agreement, dated December 9, 1997, by and between Roberts Broadcasting Company of Utah, Inc. and Roberts
           Broadcasting Company of Salt Lake City LLC.


EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------
10.60(10)  Lease Agreement, dated January 1, 1997, by and between Mr. Tom Winter and VCY/America, Inc.

10.61(10)  Assignment and Assumption of Lease and Estoppel Certificate, dated
           October 6, 1997.

10.62(10)  Assignment and Assumption of Lease, dated April 23, 1999.

10.63(7)   Tower Lease Agreement, dated December 30, 1998, by and between
           Roberts Broadcasting Company of New Mexico, LLC and ACME Television of New Mexico, LLC.

10.64(10)  Tower License Agreement, dated May 21, 1992, by and between Caloosa
           Television Corporation and Southwest Florida Telecommunications, Inc.

10.65(10)  Station Affiliation Agreement, dated April 9, 1998, by and between
           ACME Television Licenses of Utah LLC and The WB Television Network.

10.66(10)  Station Affiliation Agreement, dated March 4, 1999, by and between
           ACME Television Licenses of New Mexico LLC and The WB Television
           Network.

10.67(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME
           Television Licenses of Wisconsin LLC and The WB Television Network.

10.68(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME
           Television Licenses of Illinois LLC and The WB Television Network.

10.69(10)  Station Affiliation Agreement, dated May 1, 1999, by and between ACME
           Television Licenses of Ohio LLC and The WB Television Network.

10.70(11)  Master Lease Agreement by and between Bankers Commercial Corporation and ACME Television, LLC dated October 25, 1999.

10.71(11)  Second Amendment to Asset Purchase Agreement, dated November 1, 1999, by and between ACME Television of New Mexico, LLC and Ramar
           Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.72(11)  Tower space and site Lease Agreement dated November 1, 1999, by and between Lee Enterprises, Incorporated, Sandia Television Corporation and ACME Television of New Mexico, LLC.

10.73(11)  Time Brokerage Agreement dated November 1, 1999, by and between Ramar
           Communications, II, Ltd. and ACME Television of New Mexico, LLC.

10.74(11)  Assignment and Assumption of Tower Lease by and between Ramar
           Communications II, Ltd. and ACME Television of New Mexico, LLC, dated
           December 3, 1999.

10.75(11)  Standstill Agreement, dated October 4, 1999, by and between ACME
           Television Holdings, LLC and DP Media of Battle Creek, Inc.

27.1*      Financial Data Schedule of ACME Intermediate Holdings, LLC.

27.2*      Financial Data Schedule of ACME Television, LLC.

----------

*       Filed herewith.

(1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

(3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998.

(4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

(6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

(9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

(11) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 28, 2000.