Form 10-Q
period 2000-03-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2000-05-12
CIK 1049530, 1049510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBERS:

         ACME INTERMEDIATE HOLDINGS, LLC                       333-40277
         ACME TELEVISION, LLC                                  333-40281

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC
            (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTER)


           DELAWARE           ACME INTERMEDIATE HOLDINGS, LLC    52-2050589
           DELAWARE                ACME TELEVISION, LLC          52-2050588
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                        2101 E. FOURTH STREET, SUITE 202A
                          SANTA ANA, CALIFORNIA, 92705
                                 (714) 245-9499
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

100% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Communications, Inc. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded and, therefore, have no separate, quantifiable market value.

As of May 12, 2000, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS

  ITEM
 NUMBER                                                                                                   PAGE
 ------                                                                                                   ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         ACME Intermediate Holdings, LLC and Subsidiaries and ACME
         Television, LLC and Subsidiaries:

              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999....................    3

              Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 and March 31, 1999.........................................................    4

              Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and March 31, 1999.........................................................    5

              Notes to Consolidated Financial Statements................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results Of Operations..........    7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................   11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................   11

Item 6.  Exhibits and Reports on Form 8-K...............................................................   12

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                            AS OF DECEMBER 31, 1999           AS OF MARCH 31, 2000
                                         ------------------------------   ------------------------------
                                              ACME                             ACME
                                          INTERMEDIATE       ACME          INTERMEDIATE       ACME
                                         HOLDINGS, LLC   TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                         ------------------------------   ------------------------------
                                                                                   (UNAUDITED)
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                   $   4,012      $   4,012         $   1,940      $   1,940
  Accounts receivable, net                       13,978         13,978            12,005         12,005
  Due from affiliates                               ---            128               ---            128
  Current portion of programming rights          11,331         11,331            11,135         11,135
  Prepaid expenses and other current assets       1,065          1,065             1,871          1,871
  Deferred income taxes                           2,448          2,448             2,575          1,963
                                         ------------------------------   ------------------------------
        Total current assets                     32,834         32,962            29,526         29,042

Property and equipment, net                      25,116         25,116            24,969         24,969
Programming rights, net of current portion       14,704         14,704            12,537         12,537
Intangible assets, net                          282,972        282,972           279,454        279,454
Other assets                                     11,295          9,760            11,198          9,683
                                         ------------------------------   ------------------------------
        Total assets                          $ 366,921      $ 365,514         $ 357,684      $ 355,685
                                         ==============================   ==============================

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable                            $   5,330      $   5,330         $   5,833      $   5,833
  Accrued liabilities                             8,142          8,142             3,732          3,732
  Due to affiliates                               1,188          1,188             1,621          1,621
  Current portion of programming rights
    payable                                      10,727         10,727            10,854         10,854
  Current portion of obligations under
    lease                                         1,617          1,617             1,590          1,590
                                         ------------------------------   ------------------------------
        Total current liabilities                27,004         27,004            23,630         23,630

Programming rights payable, net of
  current portion                                13,605         13,605            11,077         11,077
Obligations under lease, net of
  current portion                                 5,796          5,796             5,434          5,434
Other liabilities                                   259            259               250            250
Deferred income taxes                            25,187         25,799            22,519         23,130
10 7/8% senior discount notes                   161,695        161,695           165,975        165,975
12% senior secured notes                         47,970            ---            49,549            ---
                                         ------------------------------   ------------------------------
         Total liabilities                      281,516        234,158           278,434        229,496
                                         ------------------------------   ------------------------------
Members' capital                                182,728        216,889           182,861        217,021
Accumulated deficit                             (97,323)       (85,533)         (103,611)       (90,832)
                                         ------------------------------   ------------------------------
   Total members' capital                        85,405        131,356            79,250        126,189
                                         ------------------------------   ------------------------------
   Total liabilities and members' capital     $ 366,921      $ 365,514         $ 357,684      $ 355,685
                                         ==============================   ==============================

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------   -------------------------------------
                                                     1999                                     2000
                                       -----------------------------------   -------------------------------------
                                           ACME                                      ACME
                                       INTERMEDIATE         ACME                 INTERMEDIATE          ACME
                                        HOLDINGS, LLC     TELEVISION, LLC         HOLDINGS, LLC     TELEVISION, LLC
                                       --------------     ----------------      ---------------     ---------------
                                                               (IN THOUSANDS)
Net revenues                              $  11,123           $  11,123           $  16,218           $  16,218

Operating expenses:
   Station operating expenses                 8,430               8,430              12,655              12,655
   Depreciation and amortization              3,766               3,766               5,180               5,180
   Corporate                                    721                 721                 888                 888
   Equity-based compensation                  2,500               2,500                 132                 132
                                          ---------           ---------           ---------           ---------
            Operating loss                   (4,294)             (4,294)             (2,637)             (2,637)

Other income (expenses):
   Interest income                                8                   8                  17                  17
   Interest expense                          (5,830)             (4,437)             (6,356)             (4,757)
   Other                                       --                  --                    (1)                 (1)
                                          ---------           ---------           ---------           ---------
Net loss before income taxes                (10,116)             (8,723)             (8,977)             (7,378)

Income tax (expense) benefit                 (2,255)             (2,255)              2,690               2,079
                                          ---------           ---------           ---------           ---------
            Net loss                      $ (12,371)          $ (10,978)          $  (6,287)          $  (5,299)

Parent's contribution                         2,500               2,500                 132                 132
 Members' Capital at the
   beginning of the period                   30,712              71,295              85,405             131,356
                                          ---------           ---------           ---------           ---------
Members' Capital at the
   end of the period                      $  20,841           $  62,817           $  79,250           $ 126,189
                                          =========           =========           =========           =========


See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                    ------------------------------------------------------
                                                                         MARCH 31, 1999              MARCH 31, 2000
                                                                    --------------------------  --------------------------
                                                                         ACME         ACME           ACME          ACME
                                                                     INTERMEDIATE   TELEVISION,   INTERMEDIATE   TELEVISION,
                                                                    HOLDINGS, LLC     LLC         HOLDINGS, LLC     LLC
                                                                    --------------------------    -------------------------
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
Net loss                                                             $(12,371)      $(10,978)      $ (6,287)      $ (5,299)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                        3,766          3,766          5,180          5,180
   Amortization of program rights                                       1,582          1,582          2,949          2,949
   Amortization of debt issuance costs                                    128            119            280            260
   Amortization of discount on 10 7/8% senior discount notes            3,850          3,850          4,280          4,280
   Amortization of discount on 12% senior secured notes                 1,384           --            1,579           --
   Equity-based compensation                                            2,500          2,500            132            132
   Deferred taxes                                                       2,255          2,255         (2,690)        (2,079)
Changes in assets and liabilities:
   Decrease in accounts receivables, net                                1,600          1,600          1,973          1,973
   (Increase) decrease in prepaid expenses                               (249)          (249)           155            155
   (Increase) decrease in due from affiliates                              (5)            31           --             --
   Increase in other assets                                            (2,508)        (2,508)        (1,143)        (1,143)
   Increase (decrease)  in accounts payable                            (1,238)        (1,238)           503            503
   Increase (decrease) in accrued expenses                                682            682         (4,410)        (4,410)
   Payments on programming rights payable                              (2,072)        (2,072)        (2,987)        (2,987)
   Increase in due to affiliates                                         --             --              433            433
   Decrease in other liabilities                                         (281)          (317)          (114)          (114)
                                                                     -----------------------       -----------------------
          Net cash used in operating activities                          (977)          (977)          (167)          (167)
                                                                     -----------------------       -----------------------
Cash flows from investing activities:
   Purchase of property and equipment                                  (2,171)        (2,171)        (1,193)        (1,193)
   Purchase of and deposits for station interests                      (1,509)        (1,509)          (323)          (323)
                                                                     -----------------------       -----------------------
          Net cash used in investing activities                        (3,680)        (3,680)        (1,516)        (1,516)
                                                                     -----------------------       -----------------------
Cash flows from financing activities:
   Increase in revolving credit facility, net of repayments             4,900          4,900           --             --
   Payments of capital lease obligations                                 (258)          (258)          (389)          (389)
                                                                     -----------------------       -----------------------
          Net cash provided by (used in) financing activities           4,642          4,642           (389)          (389)
                                                                     -----------------------       -----------------------
   Net decrease in cash                                                   (15)           (15)        (2,072)        (2,072)
   Cash at beginning of period                                            953            953          4,012          4,012
                                                                     -----------------------       -----------------------
   Cash at end of period                                             $    938       $    938       $  1,940       $  1,940
                                                                     =======================       =======================
Cash Payments for:
   Interest                                                          $    372       $    372       $    212       $    212
   Taxes                                                             $     25       $     25       $    181       $    181
                                                                     =======================       =======================
 Non-Cash Transactions:
   Program rights in exchange for program rights payable             $    628       $    628       $    586       $    586
                                                                     =======================       =======================

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1999
                               AND MARCH 31, 2000

(1) FORMATION AND DESCRIPTION OF THE BUSINESS

REORGANIZATION OF PARENT

     ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC the parent company of ACME Intermediate Holdings, LLC ("ACME Intermediate") and its wholly-owned subsidiary ACME Television, LLC ("ACME Television") and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the "Reorganization"), whereby ACME Communications, Inc., became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate and its wholly-owned subsidiary ACME Television. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to "ACME Parent" herein refer to either ACME Television Holdings, LLC, or, subsequent to the Reorganization, ACME Communications, Inc.

FORMATION

     ACME Intermediate was formed on August 8, 1997. Upon formation, ACME Intermediate received a contribution from ACME Parent, of ACME Parent's wholly-owned subsidiaries - ACME Television of Oregon, LLC ("ACME Oregon") and ACME Television of Tennessee, LLC ("ACME Tennessee") and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Intermediate has reflected the results of operations of the contributed entities for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Parent made an additional contribution of $21,746,000 in exchange for membership units in ACME Intermediate.

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

     ACME Parent owns directly or indirectly, 100% of the outstanding member units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding member units of ACME Television.

DESCRIPTION OF THE BUSINESS

     ACME Intermediate is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                                          NETWORK
                STATION                                MARKET                           AFFILIATION
                -------                                ------                           -----------
                KPLR - 11       St. Louis, MO.........................................     WB
                KWBP - 32       Portland, OR..........................................     WB
                KUWB - 30       Salt Lake City, UT....................................     WB
                KWBQ - 19       Albuquerque-Santa Fe, NM..............................     WB
                KASY - 50       Albuquerque-Santa Fe, NM..............................     UPN

                                                                           NETWORK
      STATION                             MARKET                         AFFILIATION
      -------                             ------                         -----------
     WBXX - 20   Knoxville, TN.........................................       WB
     WTVK - 46   Ft. Myers-Naples, FL..................................       WB
     WBDT - 26   Dayton, OH............................................       WB
     WIWB - 14   Green Bay-Appleton, WI................................       WB
     WBUI - 23   Champaign-Springfield-Decatur, IL.....................       WB

(2)  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     Financial statements are presented for each of ACME Intermediate Holdings, LLC and its wholly owned subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the "Company" refers to both ACME Intermediate and ACME Television. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment - television broadcasting. Certain amounts previously reported for 1999 have been reclassified to conform to the 2000 financial statement presentation.

     The accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

OVERVIEW

     We derive our revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

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

     Our primary operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance, inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

RESULTS OF OPERATIONS

     The following tables set forth selected operating and cash flow data:

OPERATING DATA:                             ACME INTERMEDIATE AND ACME TELEVISION
                                                THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------
                                                1999                      2000
                                              -------                   -------
                                                         (UNAUDITED)
Broadcast cash flow and adjusted EBITDA(1):
   Operating loss                             $(4,294)                  $(2,637)
   Add back:
      Equity-based compensation                 2,500                       132
      Depreciation and amortization             3,766                     5,180
      Time brokerage fees                        --                        --
      Amortization of program rights            1,582                     2,949
      Corporate expenses                          721                       888
      Adjusted program payments (1)            (1,642)                   (2,935)
                                              -------                   -------
            Broadcast cash flow                 2,633                     3,577
   Less:
      Corporate expenses                          721                       888
                                              -------                   -------
            Adjusted EBITDA                   $ 1,912                   $ 2,689

Broadcast cash flow margin (1)                   23.7%                     22.1%
Adjusted EBITDA margin (1)                       17.2%                     16.6%

CASH FLOWS PROVIDED BY (USED IN):           ACME INTERMEDIATE AND ACME TELEVISION
                                                        (UNAUDITED)

     Operating activities                     $  (977)                  $  (167)
     Investing activities                     $(3,680)                  $(1,516)
     Financing activities                     $ 4,642                   $  (389)

---------

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

    We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with generally accepted accounting principles. These measures are not necessarily comparable to similarly titled measures employed by other companies.

QUARTER ENDED MARCH 31, 2000 VS MARCH 31, 1999

     Net revenues increased 46% to $16.2 million for the first quarter of 2000 compared to $11.1 million for the same period a year ago. This increase reflects significant growth at our developing stations, increased market share at our flagship station KPLR, revenue from the four stations we have acquired since March 1999 (WBDT - Dayton, WIWB - Green Bay/Appleton, WBUI - Champaign/Decatur/ Springfield and KASY - Albuquerque/Santa Fe, collectively the "Acquired Stations") and increased revenues from KWBQ - Albuquerque/Santa Fe which we launched in March 1999. On a "Same Station" basis (i.e. reflecting the results of the five stations we owned and operated for both the full first quarters of 2000 and 1999) our first quarter 2000 net revenues rose 27% as compared to the first quarter of 1999.

     Station operating expenses increased 50% to $12.7 million for first three months of 2000 compared to $8.4 million for the same period a year ago when station operating expenses were $8.4 million. This increase primarily relates to increased programming and staffing related costs at our developing stations and to the station expenses at the Acquired Stations.

     Depreciation and amortization increased 38% to $5.2 million in the first quarter of 2000 compared to $3.8 million in the same period a year ago. The first quarter increase relates primarily to the amortization of intangibles related to the Acquired Stations. Additionally, depreciation expense increased due to the additions of property, plant and equipment since March 1999.

     Corporate expenses increased 23% to $908,000 for the first quarter of 2000 as compared to $721,000 for the same period a year ago. This increase relates primarily to increased staffing to support the growing operations of our station group, which increased from 5 to 10 stations between March and November 1999.

     Equity-based compensation of $132,000 in the first quarter of 2000 relates to ACME Parent's stock options issued below market value in connection with the conversion of our long-term incentive plan awards. The equity-based compensation charge of $2.5 million in the first quarter of 1999 relates to management carry units that were issued in June 1997 to our senior management and which were accounted for as a variable compensation plan.

     ACME Intermediate's interest expense for the first quarter of 2000 was $6.4 million and ACME Television's was $4.8 million, an increase of 9% and 7%, respectively, over the 1999 first quarter expenses of $5.8 million and $4.4 million, respectively. These increases are the result of the continued amortization of the discount on ACME Intermediate's 12% senior secured notes and ACME Television's 10 7/8% senior discount notes, increased interest expense on the capital equipment facility, offset by a decrease in the interest expense associated with our revolving credit facility. We repaid all borrowings under this facility in October 1999 at the closing of ACME Parents' IPO and have not borrowed under the facility since that date.

     ACME Intermediate and ACME Television's income tax benefits for the first quarter of 2000 were $2.7 million and $2.1 million, respectively, compared to an income tax expense of $2.2 million for each company in the corresponding quarter of 1999. Prior to ACME Parent's Reorganization in September 1999, ACME Parent was a limited liability company, therefore, no income taxes were provided for our operations other than at our subsidiary ACME Television of Missouri, Inc., which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss was the responsibility of, or benefit to, the individual members. Effective with the Reorganization, ACME Television and ACME Intermediate became part of a consolidated taxable group and the tax benefit applicable to their respective consolidated taxable losses is recognized by each of them. The first quarter 2000 tax benefit relates to taxable losses generated during the period. The first quarter 1999 expense reflects a $3.0 million expense booked in connection with an inadvertent merger of a C corporation subsidiary into it's LLC parent, net of approximately $700,000 in tax benefit that was generated by the Missouri subsidiary. During September 1999, the Company obtained court rescissions of the merger transaction and reversed the $3.0 million provision.

     Broadcast cash flow for the first quarter of 2000 increased 36% to $3.6 million over the prior year broadcast cash flow of $2.6 million. The increase during the first quarter was the result of our stations' expanding revenue shares in their respective markets, driven by continued improvements in ratings and increased operating margins. On a Same Station basis, our broadcast cash flow increase for the first quarter of 2000 compared to the first quarter of 1999 was 49%. This growth was moderated by losses at the Company's Acquired Stations during the first quarter of 2000 and from start-up losses at KWBQ -- the Company's Albuquerque WB Network affiliate that was launched in March 1999.

     Adjusted EBITDA was $2.7 million during the first quarter of 2000; a $777,000, or a 40% increase from the $2.0 million adjusted EBITDA for the first quarter of 1999. This increase reflects our increased broadcast cash flow, net of corporate expenses. Corporate overheads represent approximately 5.5% of net revenues in the first quarter of 2000, as compared to the first quarter of 1999, when corporate overheads represented 6.5% of net revenues.

     ACME Intermediate's net loss for the first quarter of 2000 was $6.3 million and ACME Television's was $5.3 million as compared to a net loss for the first quarter of 1999 of $12.4 million and $11.0 million, respectively. These decreases in net losses are attributable to our increased adjusted EBITDA, the significantly reduced equity-based compensation expense and an increase in the tax benefit, offset by increased amortization and depreciation expense. Significant expenses incurred in the first quarter of 1999 but not in the first quarter of 2000 include $2.5 million in equity-based compensation expense and the $3.0 million tax expense related to the inadvertent merger discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used in operating activities was $167,000 for the three months ended March 31, 2000 compared to cash flow used by operating activities of $977,000 for the first three months of 1999. This decrease is related primarily to payment of $2.7 million in IPO bonuses to the Company's founding executives in the first quarter of 2000 offset by our growth in broadcast cash flow.

     Cash flow used in investing activities during the first three months of 2000 was $1.5 million compared to $3.7 million used during the first three months of 1999. During the first quarter of 2000, investing activities included purchases of broadcast and other equipment to improve capabilities at the Acquired Stations and the purchase of a low-power broadcast license for KWBP - Portland, OR to improve our coverage of the Portland market. Investing activity in the first quarter of 1999 included the purchase of the remaining 51% interest in station KUPX (which was subsequently swapped for KUWB - Salt Lake City) and the purchase of corporate and studio facilities for KWBP - Portland, Oregon.

     Cash flow used in financing activities of $389,000 for the first three months of 2000 related to payments on our capital lease facilities. Cash flows provided by financing activities for the first three months of 1999 were $4.6 million in borrowings against our revolving credit facility offset somewhat by capital lease payments.

     The Company's revolving credit facility allows for borrowings up to $40.0 million, dependent upon our meeting certain financial ratio tests. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 2000 there were no borrowings outstanding under the facility and approximately $35.1 million was available.

     The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. As of March 31, 2000, amounts due under the facilities were $7.0 million bearing an implicit average interest rate of 9.24% per annum. At March 31, 1999, amounts due under the facilities were $7.4 million and bore an implicit average interest rate of 8.89%.

     The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we adopted for our quarter ended March 31, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement did not impact the Company's financial statements since the Company currently has no derivative instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2000, the Company had no borrowings under the revolving credit facility.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS.

        EXHIBIT
        NUMBER                   EXHIBIT DESCRIPTION
        ------                   -------------------
         27.1      Financial Data Schedule for ACME Television, LLC.

         27.2      Financial Data Schedule for ACME Intermediate Holdings, LLC.

    (b) REPORTS ON FORM 8-K

         The Company has not filed a Current Report on Form 8-K within the three-month period ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ACME INTERMEDIATE HOLDINGS, LLC.



Date: May 12, 2000                          By:    /s/ THOMAS  ALLEN
                                               --------------------------------
                                                       Thomas Allen
                                                 Executive Vice President/CFO
                                                (Principal accounting officer)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACME TELEVISION, LLC.


Date: May 12, 2000                       By:    /s/     THOMAS  ALLEN
                                            ------------------------------------
                                                        Thomas Allen
                                                 Executive Vice President/CFO
                                                (Principal accounting officer)

                               INDEX TO EXHIBITS



        EXHIBIT
        NUMBER                     EXHIBIT DESCRIPTION
        ------                     -------------------

         27.1      Financial Data Schedule for ACME Television, LLC.

         27.2      Financial Data Schedule for ACME Intermediate Holdings, LLC.