Form 10-Q
period 2000-06-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2000-08-14
CIK 1049530, 1049510

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                            COMMISSION FILE NUMBERS:

          ACME INTERMEDIATE HOLDINGS, LLC                    333-40277
          ACME TELEVISION, LLC                               333-40281

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

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

As of August 14, 2000, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                       PAGE
------                                                                       ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999...................................................  3

         Consolidated Statements of Operations and Members' Capital for the
         Three Months Ended June 30, 2000 and June 30, 1999..................  4

         Consolidated Statements of Operations and Members' Capital for the
         Six Months Ended June 30, 2000 and June 30, 1999....................  5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and June 30, 1999.....................................  6

         Notes to Consolidated Financial Statements..........................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results Of Operations...............................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      AS OF DECEMBER 31, 1999                 AS OF JUNE 30, 2000
                                                  --------------------------------    ----------------------------------
                                                      ACME                                ACME
                                                  INTERMEDIATE          ACME          INTERMEDIATE            ACME
                                                  HOLDINGS, LLC    TELEVISION, LLC    HOLDINGS, LLC      TELEVISION, LLC
                                                  -------------    ---------------    -------------     ----------------
                                                                                               (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS

Current assets:
   Cash and cash equivalents                        $   4,012         $   4,012         $   4,182         $   4,182
   Accounts receivable, net                            13,978            13,978            14,672            14,672
   Due from affiliates                                     --               128                --               128
   Current portion of programming rights               11,331            11,331            10,570            10,570
   Prepaid expenses and other current assets            1,065             1,065             1,102             1,102
   Deferred income taxes                                2,448             2,448             2,700             2,700
                                                    ---------         ---------         ---------         ---------
         Total current assets                          32,834            32,962            33,226            33,354

Property and equipment, net                            25,116            25,116            26,100            26,100
Programming rights, net of current portion             14,704            14,704            10,159            10,159
Intangible assets, net                                282,972           282,972           275,548           275,548
Other assets                                           11,295             9,760            11,420             9,932
                                                    ---------         ---------         ---------         ---------
         Total assets                               $ 366,921         $ 365,514         $ 356,453         $ 355,093
                                                    =========         =========         =========         =========

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
   Accounts payable                                     5,330             5,330             6,812             6,812
   Accrued liabilities                                  8,142             8,142             4,198             4,198
   Due to affiliates                                    1,188             1,188             1,164             1,164
   Current portion of programming rights
     payable                                           10,727            10,727            10,292            10,292
   Current portion of obligations under lease           1,617             1,617             1,682             1,682
                                                    ---------         ---------         ---------         ---------
         Total current liabilities                     27,004            27,004            24,148            24,148

Programming rights payable, net of
  current portion                                      13,605            13,605             8,888             8,888
Obligations under lease, net of
  current portion                                       5,796             5,796             4,955             4,955
Other liabilities                                         259               259               420               420
Deferred income taxes                                  25,187            25,799            20,753            22,630
10 7/8% senior discount notes                         161,695           161,695           170,488           170,488
12% senior secured notes                               47,970                --            51,235                --
                                                    ---------         ---------         ---------         ---------
         Total liabilities                            281,516           234,158           280,887           231,529

Members' capital                                      182,728           216,889           182,992           217,154
Accumulated deficit                                   (97,323)          (85,533)         (107,426)          (93,590)
                                                    ---------         ---------         ---------         ---------
         Total members' capital                        85,405           131,356            75,566           123,564
                                                    ---------         ---------         ---------         ---------
         Total liabilities and members' capital     $ 366,921         $ 365,514         $ 356,453         $ 355,093
                                                    =========         =========         =========         =========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                                  1999                               2000
                                     -------------------------------   ---------------------------------
                                         ACME                             ACME
                                     INTERMEDIATE         ACME         INTERMEDIATE           ACME
                                     HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC     TELEVISION, LLC
                                     -------------   ---------------   -------------     ---------------
                                                              (IN THOUSANDS)
Net revenues                            $ 15,512         $ 15,512         $ 19,169         $  19,169

Operating expenses:
   Station operating expenses             11,560           11,560           13,922            13,922
   Depreciation and amortization           4,393            4,393            4,712             4,712
   Corporate                                 762              762              932               932
   Equity-based compensation               8,200            8,200              133               133
                                        --------         --------         --------         ---------
          Operating loss                  (9,403)          (9,403)            (530)             (530)

Other income (expenses):
   Interest income                            12               12               26                26
   Interest expense                       (6,600)          (5,108)          (6,716)           (5,003)
   Gain on sale of assets, net                --               --            1,511             1,511
   Other                                      --               --               (4)               (3)
                                        --------         --------         --------         ---------
Net loss before income taxes             (15,991)         (14,499)          (5,713)           (3,999)
Income tax benefit                           191              191            1,896             1,241
                                        --------         --------         --------         ---------
          Net loss                      $(15,800)        $(14,308)        $ (3,817)        $  (2,758)

Parent's contribution                      8,200           15,000               --                --
Equity-based compensation                     --            8,200              133               133
Redeemable preferred dividend               (366)              --               --                --
 Total members' capital at the
   beginning of the period                20,841           62,817           79,250           126,189
                                        --------         --------         --------         ---------
 Total members' capital at the
   end of the period                    $ 12,875         $ 71,709         $ 75,566         $ 123,564
                                        ========         ========         ========         =========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------------------------
                                                  1999                              2000
                                     -------------------------------   --------------------------------
                                         ACME                             ACME
                                     INTERMEDIATE         ACME         INTERMEDIATE           ACME
                                     HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC    TELEVISION, LLC
                                     -------------   ---------------   -------------    ---------------
                                                              (IN THOUSANDS)
Net revenues                            $ 26,635         $ 26,635         $ 35,387         $  35,387

Operating expenses:
   Station operating expenses             19,990           19,990           26,577            26,577
   Depreciation and amortization           8,159            8,159            9,892             9,892
   Corporate                               1,483            1,483            1,820             1,820
   Equity-based compensation              10,700           10,700              265               265
                                        --------         --------         --------         ---------
          Operating loss                 (13,697)         (13,697)          (3,167)           (3,167)

Other income (expenses):
   Interest income                            20               20               43                43
   Interest expense                      (12,430)          (9,545)         (13,072)           (9,760)
   Gain on sale of assets, net                --               --            1,511             1,511
   Other                                      --               --               (5)               (4)
                                        --------         --------         --------         ---------
Net loss before income taxes             (26,107)         (23,222)         (14,690)          (11,377)
Income tax benefit                        (2,064)          (2,064)           4,586             3,320
                                        --------         --------         --------         ---------
          Net loss                      $(28,171)        $(25,286)        $(10,104)        $  (8,057)

Parent's contribution                     10,700           15,000               --                --
Equity-based compensation                     --           10,700              265               265
Redeemable preferred dividend               (366)              --               --                --
 Total members' capital at the
   beginning of the period                30,712           71,295           85,405           131,356
                                        --------         --------         --------         ---------
 Total members' capital at the
   end of the period                    $ 12,875         $ 71,709         $ 75,566         $ 123,564
                                        ========         ========         ========         =========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------------------------------------
                                                                         1999                              2000
                                                            ----------------------------      -----------------------------
                                                                ACME            ACME              ACME             ACME
                                                            INTERMEDIATE     TELEVISION,      INTERMEDIATE      TELEVISION,
                                                            HOLDINGS, LLC        LLC          HOLDINGS, LLC         LLC
                                                            -------------    -----------      -------------     -----------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                   $(28,171)        $(25,286)        $(10,104)        $(8,057)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               8,159            8,159            9,891           9,891
     Amortization of program rights                              3,250            3,250            6,347           6,347
     Amortization of debt issuance costs                           285              261              595             595
     Amortization of discount on 10 7/8% senior
       discount notes                                            7,909            7,909            8,793           8,793
     Amortization of discount on 12% senior
       secured notes                                             2,861               --            3,265              --
     Gain on sale of assets, net                                    --               --           (1,511)         (1,511)
     Equity-based compensation                                  10,700           10,700              265             265
     Deferred taxes                                              2,038            2,038           (4,586)         (3,320)
   Changes in assets and liabilities:
     Increase in accounts receivables, net                      (2,542)          (2,542)            (694)           (694)
     Increase in prepaid expenses                                 (353)            (353)             (37)            (37)
     Decrease in due from affiliates                               126              126               --              --
     Increase in other assets                                   (2,583)          (2,583)            (720)           (767)
     Increase in accounts payable                                  526              526            1,482           1,482
     Increase (decrease) in accrued liabilities                  3,621            3,621           (4,004)         (4,004)
     Payments on programming rights payable                     (4,227)          (4,227)          (6,193)         (6,193)
     Decrease in due to affiliates                                  --               --              (24)            (24)
     Increase (decrease) in other liabilities                     (505)            (505)              61              60
                                                              --------         --------         --------         -------
          Net cash provided by operating activities              1,094            1,094            2,826           2,826

Cash flows from investing activities:
     Purchase of property and equipment                         (4,493)          (4,493)          (4,293)         (4,293)
     Proceeds from the sale of assets                               --               --            2,634           2,634
     Purchase of and deposits for station interests            (41,765)         (41,765)            (221)           (221)
                                                              --------         --------         --------         -------
          Net cash used in investing activities                (46,258)         (46,258)          (1,880)         (1,880)

Cash flows from financing activities:
     Increase in revolving credit facility, net
       of repayments                                            31,400           31,400               --              --
     Payments of capital lease obligations                        (572)            (572)            (776)           (776)
     Issuance of redeemable preferred membership units          15,000               --               --              --
     Issuance of membership units                                   --           15,000               --              --
                                                              --------         --------         --------         -------
          Net cash provided by (used in)
            financing activities                                45,828           45,828             (776)           (776)

Net increase in cash                                               664              664              170             170
Cash at beginning of period                                        953              953            4,012           4,012
                                                              --------         --------         --------         -------
Cash at end of period                                         $  1,617         $  1,617         $  4,182         $ 4,182
                                                              ========         ========         ========         =======
Cash Payments for:
     Interest                                                 $    630         $    630         $    212         $   212
     Taxes                                                    $     25         $     25         $     --         $    --
                                                              ========         ========         ========         =======
 Non-Cash Transactions:
     Addition of program rights contracts                     $  1,047         $  1,047         $    788         $   788
                                                              ========         ========         ========         =======
     Exchange of note receivable and option deposit as
        purchase consideration for station interest           $  7,000         $  7,000         $     --         $    --
                                                              ========         ========         ========         =======

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

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

DESCRIPTION OF THE BUSINESS

        ACME Intermediate is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                      NETWORK
        STATION                       MARKET                        AFFILIATION
        -------                       ------                        -----------
        KPLR -  11   St. Louis, MO................................       WB
        KWBP -  32   Portland, OR.................................       WB
        KUWB -  30   Salt Lake City, UT...........................       WB
        KWBQ -  19   Albuquerque-Santa Fe, NM.....................       WB
        KASY -  50   Albuquerque-Santa Fe, NM.....................       UPN
        WBXX -  20   Knoxville, TN................................       WB
        WTVK -  46   Ft. Myers-Naples, FL.........................       WB
        WBDT -  26   Dayton, OH...................................       WB
        WIWB -  14   Green Bay-Appleton, WI.......................       WB
        WBUI -  23   Champaign-Springfield-Decatur, IL............       WB

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

        The accompanying consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(3) RELATED PARTY TRANSACTION

        On May 31, 2000, the Company sold to and leased-back from Roberts Brothers Properties, III, LLC, the studio building for our stations KWBQ and KASY in Albuquerque, NM. Mr. Michael Roberts is one of the principal owners of Roberts Brothers Properties, III, LLC and is also a member of ACME Parent's board of directors. The sale and leaseback of the building was set forth in an option granted in 1999 to an entity the Roberts brothers controlled. In accordance with the option agreement, the property was sold back at our original cost, however, transaction charges associated with the sale resulted in a loss of approximately $65,000, which is included in the gain on sale of assets, net, on the accompanying consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes included elsewhere in this report on Form 10-Q and with the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the year ended December 31, 1999.

Forward -Looking Statements:

        This report includes forward-looking statements. In addition, when used in this report, the words "believe," "expects" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt, successful integration of acquired entities (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting, the ability to secure suitable studio and tower leases at the end of their respective terms and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

        Our primary station operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation and amortization. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance, inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network or from other program suppliers.

RESULTS OF OPERATIONS

        The following tables set forth selected operating and cash flow data:

BROADCAST CASH FLOW AND ADJUSTED EBITDA(1):

                                          ACME INTERMEDIATE AND           ACME INTERMEDIATE AND
                                             ACME TELEVISION                ACME TELEVISION
                                        ---------------------------     -------------------------
                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                        ---------------------------     -------------------------
                                            1999           2000           1999            2000
                                          -------        -------        --------        -------
Operating loss                            $(9,403)       $  (530)       $(13,697)       $(3,167)

Add back:
   Equity-based compensation                8,200            133          10,700            265
   Depreciation and amortization            4,393          4,712           8,159          9,892
   Amortization of program rights           1,668          3,398           3,250          6,347
   Corporate expenses                         762            932           1,483          1,820
   Adjusted program payments (1)           (1,737)        (3,195)         (3,379)        (6,130)
                                          -------        -------        --------        -------
         Broadcast cash flow                3,883          5,450           6,516          9,027
Less:
      Corporate expenses                      762            932           1,483          1,820
                                          -------        -------        --------        -------
         Adjusted EBITDA                  $ 3,121        $ 4,518        $  5,033        $ 7,207

Broadcast cash flow margin (1)               25.0%          28.4%           24.5%          25.5%
Adjusted EBITDA margin (1)                   20.1%          23.6%           18.9%          20.4%

                                                   ACME INTERMEDIATE AND
                                                      ACME TELEVISION
                                               ----------------------------
                                                 SIX MONTHS ENDED JUNE 30,
                                               ----------------------------
                                                 1999                2000
                                               --------            --------
Cash flows provided by (used in):
     Operating activities                      $  1,094             $ 2,826
     Investing activities                      $(46,258)            $(1,880)
     Financing activities                      $ 45,828             $  (776)

-------------------
(1) We define:

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

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 vs JUNE 30, 1999

Operations:

        Net revenues increased 24% to $19.2 million for the second quarter and 33% to $35.4 for the six months of 2000 compared to $15.5 million and $26.6 million for the same periods a year ago. These increases reflect significant growth (averaging 45%) at our developing stations and the revenue from the four stations we have acquired since June 1, 1999 (WBDT - Dayton, WIWB - Green Bay/Appleton, WBUI - Champaign/ Decatur/Springfield and KASY - Albuquerque/Santa Fe, collectively the "Acquired Stations"). These increases were offset somewhat by a reduction in baseball revenues at KPLR due to the conversion for the 2000 season of our St. Louis Cardinal contract from a rights fee arrangement, where we paid the Cardinals a rights fee and sold the advertising time, to a time period buy, where the Cardinals paid KPLR to run the games and sold the advertising time themselves. The resulting impact of this change is significantly reduced baseball revenues and the elimination of baseball related expense in 2000 compared to 1999. On a "Same Station" basis (i.e. reflecting the results of the six stations we owned and operated for the full second quarter and the five stations we owned and operated for the full six months of 2000 and
1999) and excluding the impact from the conversion of the St. Louis Cardinals baseball contract, our second quarter 2000 net revenues rose 27% and the six month net revenues rose 29% as compared to 1999.

        Station operating expenses increased 20% to $14.0 million for second three months and 33% to $26.6 for the six months of 2000 compared to the same periods a year ago when station operating expenses were $11.6 million and $20.0 million, respectively. This increase relates primarily to same station expense increases, before the impact of the reduction in operating costs related to the conversion of the Cardinals contract referenced above, of 22% for the quarter and 23% for the six months period, which in turn principally relate to the Company's continued investment in programming and promotion. In addition, our operating expenses increased due to the addition of the four Acquired Stations.

        Depreciation and amortization increased 7.3% to $4.7 million in the second quarter and 21.2% to $9.9 for the six months of 2000 compared to $4.4 million and $8.2 million in the same periods a year ago. These increases relate to the amortization of the intangible assets of the Acquired Stations. Additionally, depreciation expense increased due to the addition of property, plant and equipment since June 1999.

        Corporate expenses increased 22.3% to $932,000 for the second quarter of 2000 and 22.7% to $1.8 million year to date as compared to $762,000 and $1.5 million for the same period a year ago. These increases were primarily attributable to the increased staffing to support the growing operations of our station group, which increased from 5 to 10 stations since June 1999.

        Equity-based compensation of $133,000 in the second quarter of 2000 ($265,000 year to date) relates to stock options issued at below market value in connection with the conversion of our long-term incentive plan awards. The equity-based compensation charge of $8.2 million in the second quarter of 1999 ($10.7 year to date) related to management carry units that were issued to our senior management in June 1997 and which were accounted for as a variable compensation plan. These management carry units were converted into common stock of ACME Parent in September 1999 and no further compensation charges related to these carry units has or will be recorded thereafter.

        ACME Intermediate's interest expense for the second quarter of 2000 was $6.7 million and was $13.1 million for the six month 2000 period, an increase of 2% and 5.2%, respectively, over the 1999 expenses of $6.6 million and $12.4 million. These increases reflect the increased interest expense for ACME Intermediate's 12% senior secured notes, ACME Television's 10-7/8% senior discount notes and our capital equipment facility, offset somewhat by the reduced interest in connection with our revolving credit facility which had a zero balance in 2000 compared to an average balance of $39.2 million in the second quarter and $24.9 million for the six month period of 1999.

        ACME Television's interest for the second quarter of 2000 was $5.0 million a decrease of 2% from the $5.1 million expense in the second quarter of 1999, and was $9.8 million for the six month period, an increase of 2.3% over the 1999 expenses of $9.5 million. The decrease of 2% for the second quarter is the result of increased interest expense for ACME Television's 10-7/8% senior discount notes and our capital equipment facility, offset by the reduced interest in connection with our revolving credit facility as described above.

        The net gain on the sale of assets of $1.5 million reflects the sale of two separate studio facilities. In May 2000, we sold our studio building in Albuquerque, New Mexico and leased it back under a long-term agreement (see the

Related Party disclosure in the notes to these financial statements). In June 2000, we sold our studio building in St. Louis, Missouri, which resulted in a gain of $1,576,000. The Company has entered into an 18-month leaseback arrangement with the buyer of the property to allow us adequate time to secure new studio facilities.

        ACME Intermediate and ACME Television's income tax benefits for the second quarter of 2000 were $1.9 million and $1.2 million, respectively, compared to an income tax benefit of $191,000 for each company in the corresponding quarter and $2.1 million in the corresponding six-month period of 1999. Prior to ACME Parent's Reorganization in September 1999, ACME Parent was a limited liability company, therefore, no income taxes were provided for our operations other than at our subsidiary ACME Television of Missouri, Inc., which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss was the responsibility of, or benefit to, the individual members. Effective with the Reorganization, ACME Television and ACME Intermediate became part of a consolidated taxable group and the tax benefit applicable to their respective consolidated taxable losses is recognized by each of them. The tax benefit for the second quarter and six months of 2000 is the result of taxable losses generated during the periods. The six month period ending June 30, 1999 expense reflects a $3.0 million expense booked in the first quarter of 1999 in connection with an inadvertent merger of a C corporation subsidiary into it's LLC parent, net of approximately $900,000 in tax benefit that was generated by the Missouri subsidiary. During September 1999, the Company obtained a judicial rescission of the merger transaction and reversed the $3.0 million provision.

        Broadcast cash flow for the second quarter of 2000 increased 40% to $5.5 million over the prior year broadcast cash flow of $3.9 million. For the six months ended June 30th, broadcast cash flow increased 39% to $9.0 million in 2000 as compared to $6.5 million in 1999. These increases are primarily the result of our stations' expanding revenue shares within their respective markets driven by their continued improvements in ratings. Our overall broadcast cash flow growth was moderated slightly by losses at the Company's Acquired Stations in both the second quarter and six months of 2000. On a Same Station basis, our broadcast cash flow increased 34% in the second quarter of 2000 compared to the second quarter of 1999 and increased 37% for the first six months of 2000 compared to the same period in 1999.

        Adjusted EBITDA was $4.5 million during the second quarter of 2000, a 43% increase from the $3.1 million adjusted EBITDA for the second quarter of 1999. For the six months ended June 30, 2000, our adjusted EBITDA was $7.1 million, representing a 42% increase over the corresponding six-month period of 1999. These increases reflect our increased broadcast cash flow, net of increased corporate expenses.

        ACME Intermediate's net loss for the second quarter of 2000 was $3.8 million and ACME Television's was $2.8 million as compared to a net loss for the second quarter of 1999 of $15.8 million and $14.3 million, respectively. For the first six months of 2000, ACME Intermediate's net loss was $10.1million and ACME Television's was $8.1compared to net losses for the six months of 1999 of $28.2 million and $25.3 million, respectively. These decreases in the Company's net losses are attributable to our increased adjusted EBITDA, the significantly reduced equity-based compensation expense and a significant increase in the income tax benefit, offset by increased amortization and depreciation expense.

Liquidity and Capital Resources:

        Cash flow provided by operating activities was $2.8 million for the six months ended June 30, 2000 compared to cash flow provided by operating activities of $1.1 million for 1999. This $1.7 million increase is attributable primarily to increased adjusted EBITDA.

        Cash flow used in investing activities was $1.9 million during the first six months of 2000 compared to $46.3 million used during the same period in 1999. In 2000, investing activities included purchases of broadcast and other equipment to improve capabilities at the Acquired Stations and the purchase of a low-power broadcast license for KWBP - Portland, OR to improve our coverage of the Portland market. Investing activity in 1999 included the purchase of three of the four Acquired Stations, the purchase of the remaining 51% interest in station KUPX (which was subsequently swapped for KUWB - Salt Lake City) and the purchase of studio facilities for KWBP -Portland, Oregon.

        Cash flow used in financing activities of $776,000 during the six months ended June 30, 2000 related to payments on our capital lease facilities. Cash flows provided by financing activities for the same period in 1999 were $45.8 million consisting of borrowings against our revolving credit facility and $15.0 million in the issuance of membership units, slightly offset by capital lease payments.

        The Company's revolving credit facility allows for borrowings up to $40.0 million, dependent upon our meeting certain financial ratio tests. The revolving credit facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At June 30, 2000 there were no borrowings outstanding under the facility and approximately $36.8 million was available. Although the Company was not in compliance with one of our financial covenants at June 30, 2000 this non-compliance was waived by the banks party to the facility.

        The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. As of June 30, 2000, amounts due under the facilities were $6.6 million bearing an average implicit interest rate of 8.95% per annum. At June 30, 1999, amounts due under the facilities were $7.4 million and bore an average implicit interest rate of 8.66%.

        The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations and debt service (including interest on our senior discount notes which begin to accrue cash interest on October 1,
2000), for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

ADOPTION OF ACCOUNTING STANDARDS

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating the impact, if any, of SAB 101 on its financial position and results of operations.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies certain issues related to accounting for stock-based compensation, including (a) the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but covers certain specific events that occur either after December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not believe that FIN 44 will have any impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2000, the Company had no borrowings under the revolving credit facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

            EXHIBIT
            NUMBER                        EXHIBIT DESCRIPTION
            ------                        -------------------

             27.1   Financial Data Schedule for ACME Intermediate Holdings, LLC.

             27.2   Financial Data Schedule for ACME Television, LLC.



        (b) REPORTS ON FORM 8-K

            The Company has not filed a Current Report on Form 8-K within the three-month period ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ACME INTERMEDIATE HOLDINGS, LLC.

Date: August 14, 2000                         By: /s/ THOMAS ALLEN
                                                  ------------------------------
                                                  Thomas Allen
                                                  Executive Vice President/CFO
                                                  (Principal accounting officer)

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                EXHIBIT DESCRIPTION
            ------                -------------------

             27.1   Financial Data Schedule for ACME Intermediate Holdings, LLC.

             27.2   Financial Data Schedule for ACME Television, LLC.