Form 10-Q
period 2000-09-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2000-11-14
CIK 1049530, 1049510

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBERS:

             ACME INTERMEDIATE HOLDINGS, LLC       333-40277
             ACME TELEVISION, LLC                  333-40281

                                 ---------------

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
  (State or other jurisdiction of                                                            (I.R.S. Employer
   incorporation or organization)                                                          Identifications No.)

                        2101 E. FOURTH STREET, SUITE 202A
                           SANA ANA, CALIFORNIA, 92705
                                 (714) 245-9499
          (Address and Telephone number of Principal Executive Offices)

                                 ---------------

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

As of November 14, 2000, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS


  ITEM
 NUMBER                                                                                                   PAGE
 ------                                                                                                   ----

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets as of December 31, 1999 and  September 30, 2000....................3

             Consolidated Statements of Operations and Members' Capital for the Three Months Ended
             September 30, 1999 and September 30, 2000......................................................4

             Consolidated Statements of Operations and Members' Capital for the Nine Months Ended
             September 30, 1999 and September 30, 2000......................................................5

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1999 and September 30, 2000......................................................6

             Notes to Consolidated Financial Statements.....................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results Of Operations..............8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................13

                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................13

Item 6.  Exhibits and Reports on Form 8-K..................................................................13

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      AS OF DECEMBER 31, 1999             AS OF SEPTEMBER 30, 2000
                                                  --------------------------------    --------------------------------
                                                      ACME                                ACME
                                                  INTERMEDIATE           ACME         INTERMEDIATE          ACME
                                                  HOLDINGS, LLC    TELEVISION, LLC    HOLDINGS, LLC    TELEVISION, LLC
                                                  -------------    ---------------    -------------    ---------------
                                                                                               (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS

Current assets:
   Cash and cash equivalents                        $   4,012         $   4,012         $   6,986         $   6,986
   Accounts receivable, net                            13,978            13,978            12,945            12,945
   Due from affiliates                                     --               128                --               128
   Current portion of programming rights               11,331            11,331            10,620            10,620
   Prepaid expenses and other current assets            1,065             1,065             1,052             1,052
   Deferred income taxes                                2,448             2,448             1,148             1,148
                                                    ---------         ---------         ---------         ---------
         Total current assets                          32,834            32,962            32,751            32,879

Property and equipment, net                            25,116            25,116            27,114            27,114
Programming rights, net of current portion             14,704            14,704            11,758            11,758
Intangible assets, net                                282,972           282,972           271,768           271,768
Other assets                                           11,295             9,760            11,273             9,812
                                                    ---------         ---------         ---------         ---------
                      Total assets                  $ 366,921         $ 365,514         $ 354,664         $ 353,331
                                                    =========         =========         =========         =========

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
   Accounts payable                                     5,330             5,330             5,158             5,158
   Accrued liabilities                                  8,142             8,142             4,331             4,331
   Due to affiliates                                    1,188             1,188             1,170             1,170
   Current portion of programming rights
     payable                                           10,727            10,727            11,363            11,363
   Current portion of obligations under
     lease                                              1,617             1,617             1,832             1,832
                                                    ---------         ---------         ---------         ---------
         Total current liabilities                     27,004            27,004            23,854            23,854

Programming rights payable, net of
  current portion                                      13,605            13,605             9,779             9,779
Obligations under lease, net of
  current portion                                       5,796             5,796             5,242             5,242
Other liabilities                                         259               259               250               250
Deferred income taxes                                  25,187            25,799            18,134            20,666
10 7/8% senior discount notes                         161,695           161,695           175,000           175,000
12% senior secured notes                               47,970                --            52,921                --
                                                    ---------         ---------         ---------         ---------
         Total liabilities                            281,516           234,158           285,180           234,791

Members' capital                                      182,728           216,889           183,125           217,286
Accumulated deficit                                   (97,323)          (85,533)         (113,641)          (98,746)
                                                    ---------         ---------         ---------         ---------
         Total members' capital                        85,405           131,356            69,484           118,540

             Total liabilities and
               members' capital                     $ 366,921         $ 365,514         $ 354,664         $ 353,331
                                                    =========         =========         =========         =========


See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------------------------
                                                   1999                             2000
                                     -------------------------------    -------------------------------
                                          ACME                              ACME
                                     INTERMEDIATE          ACME         INTERMEDIATE         ACME
                                     HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC   TELEVISION, LLC
                                     -------------   ---------------    -------------   ---------------
                                                               (IN THOUSANDS)
Net revenues                            $ 15,803         $ 15,803         $ 18,045         $  18,045
                                        --------         --------         --------         ---------
Operating expenses:
   Station operating expenses             12,829           12,829           12,804            12,804
   Depreciation and amortization           4,847            4,847            4,967             4,967
   Corporate                               3,897            3,897              758               758
   Equity-based compensation              28,856           28,856              132               132
                                        --------         --------         --------         ---------
          Operating loss                 (34,626)         (34,626)            (616)             (616)

Other income (expenses):
   Interest income                            49               49               75                75
   Interest expense                       (6,752)          (5,259)          (6,724)           (5,011)
   Other                                      --               --                1                --
                                        --------         --------         --------         ---------
Net loss before income taxes             (41,329)         (39,836)          (7,264)           (5,552)
Income tax benefit                         3,421            3,421            1,050               396
                                        --------         --------         --------         ---------
          Net loss                      $(37,908)        $(36,415)        $ (6,214)        $  (5,156)

Equity-based compensation                 28,856           28,856              132               132
Redeemable preferred dividend               (884)              --               --                --
  Total members' capital at the
    beginning of the period               12,875           71,709           75,566           123,564
                                        --------         --------         --------         ---------
  Total members' capital at the
    end of the period                   $  2,939         $ 64,150         $ 69,484         $ 118,540
                                        ========         ========         ========         =========


See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------------
                                                   1999                              2000
                                      -------------------------------   -------------------------------
                                          ACME                             ACME
                                      INTERMEDIATE         ACME         INTERMEDIATE         ACME
                                      HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC   TELEVISION, LLC
                                      -------------   ---------------   -------------   ---------------
                                                               (IN THOUSANDS)
Net revenues                            $ 42,438         $ 42,438         $ 53,432         $  53,432
                                        --------         --------         --------         ---------

Operating expenses:
   Station operating expenses             32,819           32,819           39,381            39,381
   Depreciation and amortization          13,006           13,006           14,859            14,859
   Corporate                               5,380            5,380            2,578             2,578
   Equity-based compensation              39,556           39,556              397               397
                                        --------         --------         --------         ---------
          Operating loss                 (48,323)         (48,323)          (3,783)           (3,783)

Other income (expenses):
   Interest income                            69               69              118               118
   Interest expense                      (19,182)         (14,804)         (19,796)          (14,771)
   Gain on sale of assets, net                --               --            1,511             1,511
   Other                                      --               --               (4)               (4)
                                        --------         --------         --------         ---------
Net loss before income taxes             (67,436)         (63,058)         (21,954)          (16,929)
Income tax benefit                         1,357            1,357            5,636             3,716
                                        --------         --------         --------         ---------
          Net loss                      $(66,079)        $(61,701)         (16,318)          (13,213)

Equity-based compensation                 39,556           39,556              397               397
Redeemable preferred dividend             (1,250)          15,000               --                --
  Total members' capital at the
    beginning of the period               30,712           71,295           85,405           131,356
                                        --------         --------         --------         ---------
  Total members' capital at the
    end of the period                   $  2,939         $ 64,150         $ 69,484         $ 118,540
                                        ========         ========         ========         =========


See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------------------------------------
                                                                               1999                             2000
                                                                 ------------------------------     ----------------------------
                                                                     ACME              ACME             ACME            ACME
                                                                 INTERMEDIATE       TELEVISION,     INTERMEDIATE     TELEVISION,
                                                                 HOLDINGS, LLC          LLC         HOLDINGS, LLC        LLC
                                                                 -------------      -----------     -------------    -----------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                        $(66,079)        $(61,701)        $(16,318)        $(13,213)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                   13,006           13,006           14,859           14,859
     Amortization of program rights                                   5,560            5,560            9,890            9,890
     Amortization of debt issuance costs                                441              404              911              911
     Amortization of discount on 10 7/8% senior
       discount notes                                                11,967           11,967           13,305           13,305
     Amortization of discount on 12% senior
       secured notes                                                  4,341               --            4,951               --
     Gain on sale of assets, net                                         --               --           (1,511)          (1,511)
     Equity-based compensation                                       39,556           39,556              397              397
     Deferred taxes                                                  (1,357)          (1,357)          (5,636)          (3,716)
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivables, net                 (2,181)          (2,181)           1,033            1,033
    (Increase) decrease in prepaid expenses                          (1,656)          (1,656)              13               13
     Decrease in due from affiliates                                    236              111               --               --
     Increase in other assets                                        (1,853)          (1,853)            (382)            (456)
     Increase (decrease) in accounts payable                            669              669             (172)            (172)
     Increase (decrease) in accrued liabilities                       6,992            6,992           (3,811)          (3,811)
     Payments on programming rights payable                          (6,906)          (6,906)          (9,423)          (9,423)
     Decrease in due to affiliates                                       --               --              (18)             (18)
     Decrease in other liabilities                                   (1,499)          (1,374)            (126)            (126)
                                                                   --------         --------         --------         --------
          Net cash provided by operating activities                   1,237            1,237            7,962            7,962

Cash flows from investing activities:
     Purchase of property and equipment                              (4,333)          (4,333)          (6,457)          (6,457)
     Proceeds from the sale of assets                                    --               --            2,634            2,634
     Purchase of and deposits for station interests                 (43,071)         (43,071)            (826)            (826)
                                                                   --------         --------         --------         --------
          Net cash used in investing activities                     (47,404)         (47,404)          (4,649)          (4,649)

Cash flows from financing activities:
     Increase in revolving credit facility                           32,000           32,000               --               --
     Payments of capital lease obligations, net                      (1,030)          (1,030)            (339)            (339)
     Issuance of redeemable preferred membership units               15,000           15,000               --               --
                                                                   --------         --------         --------         --------
          Net cash provided by (used in) financing activities        45,970           45,970             (339)            (339)

Net decrease in cash                                                   (197)            (197)           2,974            2,974
Cash at beginning of period                                             953              953            4,012            4,012
                                                                   --------         --------         --------         --------
Cash at end of period                                              $    756         $    756         $  6,986         $  6,986
                                                                   ========         ========         ========         ========


Cash payments for:
     Interest                                                      $  2,069         $  2,069         $    209         $    209
     Taxes                                                         $    102         $    102         $    176         $    176
                                                                   ========         ========         ========         ========
 Non-cash transactions:
     Addition of program rights contracts                          $ 18,099         $ 18,099         $  6,006         $  6,006
                                                                   ========         ========         ========         ========
     Dividend on redeemable preferred stock                        $  1,250         $     --         $     --         $     --
                                                                   ========         ========         ========         ========
     Exchange of note receivable and option deposit as
        purchase consideration for station interest                $  7,000         $  7,000         $     --         $     --
                                                                   ========         ========         ========         ========


See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

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

DESCRIPTION OF THE BUSINESS

     ACME Intermediate is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                             STATION          MARKET
                                        (CALLS / CHANNEL)    RANK (*)   AFFILIATION
                                        -----------------    --------   -----------
St. Louis, MO.........................     KPLR - 11            22          WB
Portland, OR..........................     KWBP - 32            23          WB
Salt Lake City, UT....................     KUWB - 30            36          WB
Albuquerque-Santa Fe, NM..............     KWBQ - 19            50          WB
Albuquerque-Santa Fe, NM..............     KASY - 50            50          UPN
Dayton, OH............................     WBDT - 26            55          WB
Knoxville, TN.........................     WBXX - 20            63          WB
Green Bay-Appleton, WI................     WIWB - 14            69          WB
Ft. Myers-Naples, FL..................     WTVK - 46            81          WB
Champaign-Springfield-Decatur, IL.....     WBUI - 23            83          WB

----------
(*) - per A.C. Nielsen, based on television households

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

    The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(3) RELATED PARTY TRANSACTION

    On May 31, 2000, the Company sold to and leased-back from Roberts Brothers Properties, III, LLC ("RBPIII"), the studio building for our stations KWBQ and KASY in Albuquerque, NM. Mr. Michael Roberts, who is a member of ACME Parent's board of directors, and Mr. Steven Roberts, his brother, who is a shareholder of ACME Parent, control RBPIII. The sale and leaseback of the building was set forth in an option granted in 1999 to an entity the Roberts brothers controlled. In accordance with the option agreement, the property was sold back at our original cost, however, transaction charges associated with the sale resulted in a loss of approximately $65,000, which is included in the gain on sale of assets, net, on the accompanying consolidated statement of operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes included elsewhere in this report on Form 10-Q and with the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the year ended December 31, 1999.

Forward-Looking Statements:

    This report includes forward-looking statements. In addition, when used in this report, the words "believe," "expects" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt, successful integration of acquired entities (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

RESULTS OF OPERATIONS

    The following tables set forth selected operating and cash flow data:

BROADCAST CASH FLOW AND ADJUSTED EBITDA(1):

                                   ACME INTERMEDIATE AND ACME TELEVISION         ACME INTERMEDIATE AND ACME TELEVISION
                                      THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------         -------------------------------------
                                            1999           2000                          1999            2000
                                          --------        -------                      --------        --------

Operating loss                            $(34,626)       $  (616)                     $(48,323)       $ (3,783)
Add back:
   Equity-based compensation                28,856            132                        39,556             397
   Depreciation and amortization             4,847          4,967                        13,006          14,859
   Amortization of program rights            2,310          3,543                         5,560           9,890
   Corporate expenses                        3,897            758                         5,380           2,578
   Adjusted program payments (1)            (2,410)        (3,198)                       (5,789)         (9,328)
                                          --------        -------                      --------        --------
         Broadcast cash flow                 2,874          5,586                         9,390          14,613
Less:
   Corporate expenses                        3,897            758                         5,380           2,578
                                          --------        -------                      --------        --------
         Adjusted EBITDA (1)              $ (1,023)       $ 4,828                      $  4,010        $ 12,035

Broadcast cash flow margin (1)                18.2%          31.0%                         22.1%           27.3%
Adjusted EBITDA margin (1)                    (6.5)%         26.8%                          9.4%           22.5%

CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                                                              $  1,237         $ 7,962
     Investing activities                                                              $(47,404)        $(4,649)
     Financing activities                                                              $ 45,970         $  (339)

------------

(1) We define:

    - broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments -- the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions and adjusted to allocate evenly over the payment term any advance deposits;

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 vs SEPTEMBER 30, 1999

Operations:

    Net revenues increased 14% to $18.0 million for the third quarter and 26% to $53.4 for the nine months of 2000 compared to $15.8 million and $42.4 million for the same periods a year ago. For the third quarter, these increases primarily reflect the continued significant growth (averaging 33%) at our developing stations, which continue make gains in both audience and revenue shares. For the nine-month period, our revenue increase was even greater as a result of the four stations we acquired since June 1, 1999 (WBDT - Dayton, WIWB
- Green Bay/Appleton, WBUI - Champaign/ Decatur/Springfield and KASY - Albuquerque/Santa Fe, collectively the "Acquired Stations"). These increases were offset somewhat by a reduction in baseball revenues at KPLR due to the conversion of our St. Louis Cardinal contract from a rights fee arrangement in 1999, where we paid the Cardinals a rights fee and sold the advertising time, to a time period buy in 2000, where the Cardinals paid KPLR to run the games and sold the advertising time themselves. The resulting impact of this change is significantly reduced baseball revenues and the elimination of baseball related expense in 2000 compared to 1999. On a "Same Station" basis (i.e. reflecting the results of the nine stations we owned and operated for the full third quarter and the five stations we owned and operated for the full nine months of 2000 and
1999) and excluding the impact from the conversion of the St. Louis Cardinals baseball contract, our third quarter 2000 net revenues rose 23%. For the nine-month period, same station month net revenues rose 24% as compared to 1999.

    Station operating expenses for the third quarter were equal to the 1999 expenditures of $12.8 million and increased 20% to $39.4 million as compared to the nine month period a year ago when station operating expenses were $32.8 million. Increases in operating costs at our developing stations during the third quarter were offset by the elimination of baseball related expenses at KPLR, as discussed above. Station expenses for the nine months of 2000 were up due to the addition of our Acquired Stations and increased spending in programming and promotion costs, partially offset by the elimination of baseball related expenses at KPLR.

    Depreciation and amortization increased 3% to $5.0 million in the third quarter and 14% to $14.9 million for the nine months of 2000 compared to $4.8 million and $13.0 million in the same periods a year ago. These increases primarily relate to the amortization of intangibles related to the Acquired Stations and increased depreciation expense due to the addition of property, plant and equipment since September 1999.

    Corporate expenses were $758,000 for the third quarter of 2000 compared to $3.9 million for the third quarter of 1999, which included a $3.0 million charge related to bonuses for certain key executives in connection with the successful completion of ACME Parent's IPO in September 1999 (the "IPO Bonuses"). Apart from this non-recurring charge, corporate expenses decreased approximately 16% primarily due to reduced short-term and eliminated long-term incentive compensation expense for the current period. For the nine-month period, corporate expenses were $2.6 million for 2000 compared to $5.4 million for 1999. The $2.8 million decrease relates to the 1999 charge of $3.0 million and a reduction in incentive compensation expense, offset somewhat by increased staffing to support the growing operations of our station group.

    Equity-based compensation of $132,000 and $397,000 for the three months and nine months ended September 30, 2000 relates to stock options in ACME Parent that were issued in 1999 at below market value in connection with the conversion of our long-term incentive plan awards. The equity-based compensation charge of $28.9 million in the third quarter of 1999 ($39.6 for the nine month 1999 period) related to management carry units that were issued to our senior management in June 1997 and which were accounted for as a variable compensation plan. These management carry units were converted into common stock of ACME Parent in September 1999 and no further compensation charges related to these carry units has or will be recorded thereafter.

    ACME Intermediate's interest expense for the third quarter of 2000 was $6.7 million and was $19.8 million for the nine month 2000 period. While the third quarter expense shows no increase from the prior year, interest expense increased 3% over the nine month 1999 expenses of $19.2 million. The lack of increase in interest expense for the three month period and the 3% increase for the nine month period reflect the increased interest expense for ACME Intermediate's 12% senior secured notes, ACME Television's 10 7/8% senior discount notes and our capital equipment facility, offset by the reduced interest in connection with our revolving credit facility and redeemable preferred membership units which had zero balances in 2000 compared to an average balance combined of $55.0 million in the third quarter and $37.3 million for the nine month period 1999.

    ACME Television's interest expense for the third quarter of 2000 was $5.0 million a decrease of 5% from the $5.3 million expense in the third quarter of 1999, and was $14.8 million for the nine month period which is equal to the nine month period of 1999. The decrease of 5% for the third quarter and the lack of increase in for the nine month period is the result of increased interest expense for ACME Television's 10 7/8% senior discount notes and our capital equipment facility, offset by the reduced interest in connection with our revolving credit facility which had a zero balance in 2000 compared with an average balance of $40.0 million in the third quarter and $29.9 million for the nine month period of 1999.

    The net gain on the sale of assets of $1.5 million reflects the sale of two separate studio facilities. In May 2000, we sold our studio building in Albuquerque, New Mexico and leased it back under a long-term agreement for a loss of approximately $65,000 (see the Related Party disclosure in the Notes to the Consolidated Financial Statements in Part I of this filing). In June 2000, we sold our studio building in St. Louis, Missouri, which resulted in a gain of $1,576,000. The Company has entered into a leaseback arrangement through December 2001 with the buyer of the property to allow us adequate time to secure new studio facilities.

    ACME Intermediate and ACME Television's income tax benefits for the third quarter of 2000 were $1.1 million and $396,000, respectively, and $5.6 million and $3.7 million for the nine month period, respectively, compared to an income tax benefit of $3.4 million for each company in the corresponding quarter and $1.4 million for each company in the corresponding nine-month period of 1999. Prior to ACME Parent's Reorganization in September 1999, ACME Parent was a limited liability company, therefore, no income taxes were provided for our operations other than at our subsidiary ACME Television of Missouri, Inc., which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss was the responsibility of, or benefit to, the individual members. Effective with the Reorganization, ACME Television and ACME Intermediate became part of a consolidated taxable group and the tax benefit applicable to their respective consolidated taxable losses is recognized by each of them. The tax benefit for the third quarter and nine months of 2000 is the result of taxable losses generated during the periods. The nine month period ending September 30, 1999 benefit reflects the reversal of a $3.0 million expense booked in the first quarter of 1999 in connection with an inadvertent merger of a C corporation subsidiary into it's LLC parent. During September 1999, the Company obtained a judicial rescission of the merger transaction.

    Broadcast cash flow for the third quarter of 2000 increased 94% to $5.6 million over the prior year broadcast cash flow of $2.9 million. For the nine months ended September 30th, broadcast cash flow increased 56% to $14.6 million in 2000 as compared to $9.4 million in 1999. These increases are primarily the result of our stations' expanding revenue shares within their respective markets driven by their continued improvements in ratings. Our overall broadcast cash flow margin increased during the third quarter to 31% compared to 18% a year ago. For the nine-month period, our broadcast cash flow margin increased to 27% from 22% for the comparable period in 1999. On a Same Station basis, our broadcast cash flow increased 85% in the third quarter of 2000 compared to the third quarter of 1999 and increased 38% for the first nine months of 2000 compared to the same period in 1999.

    Adjusted EBITDA for the third quarter of 2000 was $4.8 million compared to a negative adjusted EBITDA of $1.0 million for the third quarter of 1999, an increase of $5.8 million. For the nine months ended September 30, 2000, adjusted EBITDA grew 200% to $12.0 million compared to $4.0 million for the corresponding nine-month period of 1999. These increases reflect higher broadcast cash flow and reduced corporate expense as described separately above.

    ACME Intermediate's net loss for the third quarter of 2000 was $6.2 million and ACME Television's was $5.2 million as compared to a net loss for the third quarter of 1999 of $37.9 million and $36.4 million, respectively. For the first nine months of 2000, ACME Intermediate's net loss was $16.3 million and ACME Television's was $13.2 compared to net losses for the nine months of 1999 of $66.1 million and $61.7 million, respectively. These decreases in the Company's net losses are attributable to our increased adjusted EBITDA, the significantly reduced equity-based compensation expense and, for the nine month period, a significant increase in the income tax benefit, offset by increased amortization and depreciation expense.

Liquidity and Capital Resources:

    Cash flow provided by operating activities was $8.0 million for the nine months ended September 30, 2000 compared to $1.2 million for 1999. The 2000 figure includes a non-recurring payment of approximately $3.0 million in executive bonuses related to ACME Parent's September 1999 IPO. Apart from this payment, cash flow from operations increased by $9.7 million due primarily to the Company's increased adjusted EBITDA.

    Cash flow used in investing activities was $4.6 million during the first nine months of 2000 compared to $47.4 million used during the same period in 1999. In 2000, investing activities included (a) purchases of broadcast and other equipment to improve capabilities at the Acquired Stations, (b) the purchase of a low-power broadcast license for KWBP - Portland, OR to improve our coverage of the Portland market and (c) transaction related costs in connection with construction permits in the Albuquerque, NM, Portland, OR, Richmond, VA, Flint-Saginaw-Bay City, MI and Lexington, KY markets. These outflows in 2000 were partially offset by our sale our studios in St. Louis and Albuquerque. Investing activity in 1999 included (a) the purchase of three of the four Acquired Stations, (b) a 25% membership interest in Sylvan Tower, LLC - an entity formed to build digital transmission facilities to service the Portland, Oregon marketplace, (c) the purchase of the remaining 51% interest in station KUPX (which was subsequently swapped for KUWB - Salt Lake City) and (d) the purchase of studio facilities for KWBP -Portland, Oregon.

    Cash flow used in financing activities of $339,000 during the nine months ended September 30, 2000 related to net payments in excess of new borrowings under our capital lease facility. Cash flows provided by financing activities for the same period in 1999 were $46.0 million and consisted of $32.0 million in borrowings against our revolving credit facility and $15.0 million in the issuance of redeemable preferred membership units, slightly offset by the excess of payments over new borrowings under our capital lease facility.

         The Company's revolving credit facility allows for borrowings up to $38.0 million, dependent upon our meeting certain financial ratio tests. The facility began amortizing quarterly on September 30, 2000 and matures on September 30, 2004. The facility can be used to fund future acquisitions of broadcast stations and for general corporate purposes. At September 30, 2000 there were no borrowings outstanding under the facility. Although the Company was not in compliance with two of our financial covenants at September 30, 2000, the banks party to this credit facility waived this non-compliance. Based on this waiver, the Company would have been able to borrow $38.0 million at September 30, 2000. The Company is currently negotiating with its lenders to amend these and certain other financial covenants contained in the agreement.

    The Company also has capital lease facilities in the aggregate amount of $20 million. Borrowings under these facilities are generally repaid over five years. As of September 30, 2000, amounts due under the facilities were $7.1 million bearing an average implicit interest rate of 8.95% per annum. At September 30, 1999, amounts due under the facilities were $6.1 million and bore an average implicit interest rate of 8.66%.

    The Company believes that existing cash balances, funds generated from operations and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations, including our debt service for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

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

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 clarifies certain issues related to accounting for stock-based compensation, including (a) the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but covers certain specific events that occur either after December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not believe that FIN 44 will have any impact on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At September 30, 2000, the Company had no borrowings under the revolving credit facility.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS.

      EXHIBIT
      NUMBER                       EXHIBIT DESCRIPTION
      -------                      -------------------

        27.1       Financial Data Schedule for ACME Intermediate Holdings, LLC.

        27.2       Financial Data Schedule for ACME Television, LLC.

    (b) REPORTS ON FORM 8-K

        The Company has not filed a Current Report on Form 8-K within the three-month period ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                         ACME INTERMEDIATE HOLDINGS, LLC.

Date: November 14, 2000                  By: /s/ THOMAS ALLEN
                                             ------------------------------
                                             Thomas Allen
                                             Executive Vice President / CFO
                                             (Principal accounting
                                             officer)


                                         ACME TELEVISION, LLC.

Date: November 14, 2000                  By: /s/ THOMAS ALLEN
                                             ------------------------------
                                             Thomas Allen Executive
                                             Executive Vice President / CFO
                                             (Principal accounting officer)

                                 EXHIBIT INDEX


      EXHIBIT
      NUMBER                      EXHIBIT DESCRIPTION
      -------                      -------------------
        27.1      Financial Data Schedule for ACME Intermediate Holdings, LLC.

        27.2      Financial Data Schedule for ACME Television, LLC.