Form 10-K
period 2000-12-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2001-04-02
CIK 1049530, 1049510

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000  OR

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

As of March 26, 2001, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, membership units outstanding; all such units are owned, directly or indirectly, by the Registrants' parent, ACME Communications, Inc.

The Registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC

                                       AND

                              ACME TELEVISION, LLC

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.   Business (Abbreviated pursuant to General Instruction I(2)(d)
          of Form 10-K)...................................................  3

Item 2.   Properties...................................................... 10

Item 3.   Legal Proceedings............................................... 11

Item 4.   Submission of Matters to a Vote of Security Holders
          (Omitted pursuant to General Instruction I(2)(c) of Form 10-K).. 11


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................. 11

Item 6.   Selected Financial Data (Omitted pursuant to General
          Instruction I(2)(a) of Form 10-K)............................... 11

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations (Abbreviated pursuant to General
          Instruction I(2)(a) of Form 10-K)............................... 11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...... 12

Item 8.   Financial Statements and Supplementary Data:.................... 13
          Independent Auditors' Report.................................... 13
          Consolidated Balance Sheets..................................... 14
          Consolidated Statements of Operations........................... 15
          Consolidated Statements of Members' Capital..................... 16
          Consolidated Statements of Cash Flows........................... 17
          Notes to Consolidated Financial Statements...................... 19

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 34


PART III

Item 10.  Directors and Executive Officers of the Registrant (Omitted
          pursuant to General Instruction I(2)(c) of Form 10-K)........... 34

Item 11.  Executive Compensation (Omitted pursuant to General
          Instruction I(2)(c) of Form 10-K)............................... 34

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management (Omitted pursuant to General Instruction I(2)(c)
          of Form 10-K)................................................... 34

Item 13.  Certain Relationships and Related Transactions (Omitted
          pursuant to General Instruction I(2)(c) of Form 10-K)........... 34


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K............................................. 35

          Schedule I  - Condensed Financial Information of
                        ACME Intermediate Holdings, LLC and
                        ACME Television, LLC (Parent Companies)........... 41

          Schedule II - Valuation and Qualifying Accounts................. 45

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

OUR COMPETITION

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. Traditional network and Fox programming generally achieves higher household audience levels than that of The WB Network, UPN and syndicated programming aired by independent stations which is attributable to a number of factors, including:

     o  the traditional networks' efforts to reach a broader audience;

     o  historically, less competition;

     o  generally better channel positions;

     o  more network programming being broadcast weekly;

     o  the traditional networks' cross-promotions; and

     o the traditional networks' more established market presence than The WB Network.

     However, because The WB Network and UPN provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our programs achieve a share of television market advertising revenues greater than their share of the market's audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations' markets.

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

FEDERAL REGULATION OF TELEVISION BROADCASTING

     Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

     o  to issue, revoke and modify broadcast licenses;

     o to decide whether to approve a change of ownership or control of station licenses;

     o  to regulate the equipment used by stations; and

     o to adopt and implement regulations to carry out the provisions of the Communications Act.

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

     License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as a forfeiture). Any other party with standing may petition the FCC to deny a broadcaster's application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any applicant in making determinations concerning the grant or denial of the licensee's renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

     Our current licenses expire as follows:

        STATION (BY MARKET RANKING)                     EXPIRATION DATE
        ---------------------------                     ---------------
        KPLR .......................................... February 1, 2006
        KWBP .......................................... February 1, 2007
        KUWB .......................................... October 1, 2006
        KWBQ........................................... October 1, 2006
        KASY........................................... October 1, 2006
        WBDT........................................... October 1, 2005
        WBXX........................................... August 1, 2005
        WIWB........................................... December 1, 2005
        WTVK........................................... February 1, 2005
        WBUI........................................... December 1, 2005

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

     o compliance with various rules limiting common ownership of media properties;

     o the character of the licensee and those persons holding attributable interests therein; and

     o  compliance with the Communications Act's limitations on alien ownership.

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

     Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have attributable interests in the broadcast company. Also, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station's (or the Company's) asset value (which is defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

     The FCC rules generally prohibit the issuance of a license to to any party, or parties under common control, for a television station if that station's Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition under any one of the following circumstances:

     o there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

     o the station to be acquired is a "failing" station under FCC rules and policies;

     o the station to be acquired is a "failed" station under FCC rules and policies; or

     o the acquisition will result in the construction of a previously un-built station.

     FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation's television households. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69 are attributed with only 50% of the households attributed to stations in the VHF band, which covers channels 2 -
13. Subject to certain exceptions, FCC rules generally allow the holder of an attributable interest in a television station to have an attributable interest in:

     o  up to six radio stations in a market with 20 independent media voices;

     o  up to four radio stations in a market with 10 independent media voices;
        and

     o  at least one radio station in any market.

     At the same time, FCC rules and policies generally prohibit a party with an attributable interest in a television station from owning a daily newspaper or cable television system serving a community located within the relevant coverage area of that television station.

     Restrictions on Foreign Ownership. The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to our subsidiaries that hold FCC licenses could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. Our certificate of incorporation contains limitations on alien ownership and control substantially similar to those contained in the Communications Act. Pursuant to our certificate of incorporation, we have the right to refuse to sell shares to aliens or to repurchase alien-owned shares at their fair market value to the extent necessary, in the judgment of our board of directors, to comply with the alien ownership restrictions.

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

     Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

     o  political advertising;

     o  children's programming;

     o  the broadcast of obscene or indecent programming;

     o  sponsorship identification; and

     o  technical operations.

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

     Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

     o require carriage of its signal by cable systems in the station's market which is referred to as must carry rules; or

     o negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

     The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

     o  the number of active channels on the cable system;

     o  the location and size of the cable system; and

     o the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We have elected must carry with respect to each of our stations which are each carried on the related cable system.

     Local Marketing Agreements. Under FCC rules, the licensee of a television station providing more than 15% of another television station's programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC's national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the recently adopted FCC rules will be grandfathered until August 2001.

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

     The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years following the adoption of a final table of allotments, after which they will be required to surrender their license to broadcast the analog, or non-digital television, signal. Affiliates of the top four networks in the top thirty markets are already required to be on the air with a digital signal. Our stations must be on the air with a digital signal by May 1, 2002. Under applicable law and regulation, television broadcasters must return their analog license to the government by 2006 unless specified conditions exist, that in effect, limit the public's access to digital television transmissions in a particular market.

     The Communications Act and the FCC's rules impose certain conditions on the FCC's implementation of digital television service. Among other requirements, the FCC must:

     o limit the initial eligibility for licenses to existing television broadcast licensees or permittees (who held those licenses or permits by April 3, 1997);

     o allow digital television licensees to offer ancillary and supplementary services; and

     o charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues.

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

     The Satellite Home Viewer Act allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress recently amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television station. The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others.

     On February 2, 2000, the FCC released a Report and Order which adopted new rules requiring broadcast licensees to provide equal employment opportunities. The new rules generally require broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules supplemented a broadcaster's obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. On January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit declared certain portions of the new EEO rules to be unconstitutional, and on January 31, 2001, the FCC suspended implementation of all of its EEO rules. The FCC has asked the court to rehear certain aspects of its ruling. It is unclear at this date whether all or any of the FCC's EEO rules will be reinstated or whether the FCC will initiate any effort to fashion new EEO rules to comply with the court's ruling.

     Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorable, the broadcasting industry generally or us specifically.

     The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

EMPLOYEES

     At December 31, 1999, we had 331 employees, including 37 who were subject to collective bargaining agreements. We believe that our relationships with our employees and the union representing our unionized employees are good.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect,"

"believe," "predict," "potential" or "might" or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry's actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements.

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

MARKET                                           APPROXIMATE SIZE    OWNERSHIP
------                                           ----------------    ---------
St. Louis, Missouri
  Studio and office facilities .................. 36,000 sq. ft.      Leased
  Tower..........................................    1,011 ft.        Leased

Portland, Oregon
  Studio and office facilities................... 15,255 sq. ft.      Owned
  Tower..........................................    1,785 ft.        Leased
  Digital Tower (2)..............................    1,716 ft.        Owned

Salt Lake City, Utah
  Studio and office facilities...................  9,500 sq. ft.      Leased
  Tower..........................................    4,075 ft.        Leased
  Digital Tower (2)..............................    4,125 ft.        Owned

Albuquerque -- Santa Fe, New Mexico
  Studio and office facilities (joint for
    KWBQ and KASY)...............................  9,000 sq. ft.      Leased
  Tower (KWBQ) ..................................    1,234 ft.        Leased
  Tower (KASY)...................................    4,187 ft.        Leased

Dayton, Ohio
  Studio and office facilities...................  10,000 sq. ft      Leased
  Tower..........................................     485 ft.         Owned

Knoxville, Tennessee
  Studio and office facilities...................  8,000 sq. ft.      Leased
  Tower (1)......................................    2,399 ft.        Owned

Green Bay -- Appleton, Wisconsin
  Studio and office facilities...................  2,640 sq. ft.      Leased
  Tower (1)......................................     660 ft.         Leased

Ft. Myers -- Naples, Florida
  Studio and office facilities...................  5,000 sq. ft.      Leased
  Tower..........................................    1,000 ft.        Leased

Champaign -- Springfield -- Decatur, Illinois
  Studio and office facilities...................  9,600 sq. ft.      Owned
  Tower (1)......................................    1,030 ft.        Owned
---------
(1) Tower owned on leased property.

(2) Represents partnership interests in digital television towers in the Salt Lake City and Portland markets.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ABBREVIATED PURSUANT TO GENERAL INSTRUCTION I(2)(a) OF FORM 10-K.

Results of Operations

Years Ended December 31, 2000 compared to Year Ended December 31, 1999

     Net revenues for the year ended December 31, 2000 increased $13.4 million (22%) to $73.4 million as compared to $60.0 million for the year ended December 31, 1999. This increase reflects revenue increases at each operating station, and to a lesser extent, to the stations acquired or launched during 1999 which were on the air for the full year 2000. Increases in revenue were driven primarily by increased ratings, distribution and higher unit prices.

     Station operating expenses increased to $54.1 million compared to the prior year's operating expenses of $45.7 million. This increase of 18% was due to primarily to increased programming expenses at many of our developing stations coupled with the full year impact in 2000 of stations acquired or launched during 1999.

     Depreciation and amortization expense for the year was $19.8 million compared to $17.1 million for 1999. This $2.7 million increase reflects the full year amortization of intangible assets and increased depreciation relating to the stations that were newly built or acquired in 1999 and ongoing upgrades of existing facilities.

     Corporate expenses for 2000 decreased to $3.3 million from $6.4 million in 1999. Our 1999 expense included a non-recurring $3.0 million charge relating to bonuses paid primarily to the Company's senior management founders in conjunction with ACME Parent's IPO. All other corporate expenses decreased 3% in 2000 over 1999 levels due primarily to decreased incentive bonus expenses.

     Equity-based compensation of $529,000 in 2000 relates to options granted below market value in 1999 to senior management in exchange for their participation in the Company's previously established long term incentive plan. The $39.7 million in 1999 relates primarily to a charge reflecting the fully vested common stock issued in connection with the Company's initial public offering in September 1999 in exchange for the management carry units that were issued in June 1997 to our senior founding management members. There was no equity-based compensation expense in 1998.

     Interest expense for the current year was $27.3 million and $20.4 million for ACME Intermediate and ACME Television, respectively, as compared to $25.5 million and $19.5 million, respectively, for 1999. These increases are the result of increasing balances under the company's 10-7/8% Senior Discount Notes due 2004 (the "Television Notes") and 12% Senior Secured Discount Notes due 2005 (the "Intermediate Notes", and together with the Television Notes, the "Senior Notes") partially offset by the elimination of interest charges related to borrowings on the revolving credit facility which was repaid with proceeds from ACME Parent's IPO in October 1999.

     In 2000, the Company sold its studio facility in St. Louis which resulted in a gain of $1.572 million. We have leased these premises back under a short-term lease and expect to move to new facilities by the end of 2001. We also sold our studio building in Albuquerque pursuant to a purchase option previously granted and leased those premises back under a long-term lease. The sale of that facility resulted in a loss of approximately $67,000.

     Prior to the Reorganization ACME Parent completed in October of 1999, the Company was a non-taxable entity and therefore no federal income taxes were provided for its operations prior to that date other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company's non-taxable entities' consolidated income or loss prior to the Reorganization was the responsibility of, or benefit to, the individual members.

     Upon the closing of the Reorganization, the Company became a member of a consolidated taxable group. The Company recorded deferred tax assets and liabilities at the Reorganization date for the difference between the financial statement carrying value of the Company's assets and liabilities and their corresponding tax basis.

     The tax benefit for 2000 was $8.7 and $6.1 million for ACME Intermediate and ACME Television, respectively, compared to a tax benefit of $4.6 million and $4.0, respectively, for ACME Intermediate and ACME Television in 1999. Our 1999 tax benefits reflect the tax benefit of our fourth quarter taxable losses incurred subsequent to the September 30, 1999 termination of our non-taxable status and also include the one-time impact of that termination.

     Our net loss for the current year of $21.4 and $17.2 million, for ACME Intermediate and ACME Television, respectively, as compared with losses of $69.6 and $64.3 million, respectively, that were incurred in 1999, represent decreases of $48.2 and $47.1 million, respectively. These decreases in our net losses are primarily the result of the significant reduction in our equity-based compensation expense, our increased revenues and operating margins, net of increased depreciation and amortization expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. The Company had no borrowings outstanding as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Members
ACME Intermediate Holdings, LLC
ACME Television, LLC:

     We have audited the accompanying consolidated balance sheets of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC (a wholly-owned subsidiary of ACME Intermediate Holdings, LLC) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, member's capital and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                               /s/ KPMG LLP


Los Angeles, California
February 13, 2000

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      AS OF DECEMBER 31, 1999            AS OF DECEMBER 31, 2000
                                                 ---------------------------------    -------------------------------
                                                     ACME                                 ACME
                                                 INTERMEDIATE           ACME          INTERMEDIATE         ACME
                                                 HOLDINGS, LLC     TELEVISION, LLC    HOLDINGS, LLC   TELEVISION, LLC
                                                 -------------     ---------------    -------------   ---------------
                                                                            (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                        $   4,012         $   4,012         $  10,347         $  10,347
  Accounts receivable, net                            13,978            13,978            15,022            15,022
  Due from affiliates                                     --               128                --               128
  Current portion of programming rights               11,331            11,331            12,477            12,477
  Prepaid expenses and other current assets            2,026             2,026             2,444             1,017
  Deferred income taxes                                2,448             2,448             1,139             1,139
                                                   ---------         ---------         ---------         ---------
        Total current assets                          33,795            33,923            41,429            40,130

Property and equipment, net                           25,116            25,116            29,471            29,471
Programming rights, net of current portion            14,704            14,704            10,984            10,984
Intangible assets, net                               282,972           282,972           267,964           267,964
Other assets                                          10,201             8,666             8,476             8,476
Deposits                                                 133               133               664               664
                                                   ---------         ---------         ---------         ---------
        Total assets                               $ 366,921         $ 365,514         $ 358,988         $ 357,689
                                                   =========         =========         =========         =========

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Accounts payable                                 $   5,330         $   5,330         $   7,214         $   7,214
  Accrued liabilities                                  8,142             8,142             9,344             9,344
  Due to affiliates                                    1,188             1,188             1,042             1,042
  Current portion of programming rights
    payable                                           10,727            10,727            12,108            12,108
  Current portion of obligations under lease           1,617             1,617             2,271             2,271
                                                   ---------         ---------         ---------         ---------
        Total current liabilities                     27,004            27,004            31,979            31,979

Bank borrowings                                           --                --                --                --
Programming rights payable, net of
  current portion                                     13,605            13,605            10,205            10,205
Obligations under lease, net of
  current portion                                      5,796             5,796             7,258             7,258
Other liabilities                                        259               259               250               250
Deferred income taxes                                 25,187            25,799            15,045            18,279
10 7/8% senior discount notes                        161,695           161,695           175,000           175,000
12% senior secured notes                              47,970                --            54,722                --
                                                   ---------         ---------         ---------         ---------
         Total liabilities                           281,516           234,158           294,459           242,971
                                                   ---------         ---------         ---------         ---------
Members' capital                                     182,728           216,889           183,257           217,418
Accumulated deficit                                  (97,323)          (85,533)         (118,728)         (102,700)
                                                   ---------         ---------         ---------         ---------
   Total members' capital                             85,405           131,356            64,529           114,718
                                                   ---------         ---------         ---------         ---------

   Total liabilities and members' capital          $ 366,921         $ 365,514         $ 358,988         $ 357,689
                                                   =========         =========         =========         =========

See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                                 1998                                1999
                                     -------------------------------    --------------------------------
                                         ACME                               ACME
                                     INTERMEDIATE         ACME          INTERMEDIATE         ACME
                                     HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC   TELEVISION, LCC
                                     -------------   ---------------    -------------   ---------------
                                                               (In thousands)
Net revenues                            $ 43,928         $ 43,928         $ 60,008         $ 60,008

Operating expenses:
   Station operating expenses             32,973           32,973           45,675           45,675
   Depreciation and amortization          11,355           11,355           17,061           17,061
   Corporate                               2,627            2,627            6,382            6,382
   Equity-based compensation (1)              --               --           39,688           39,688
                                        --------         --------         --------         --------
            Operating loss                (3,027)          (3,027)         (48,798)         (48,798)

Other income (expenses):
   Interest income                           224              224               81               81
   Interest expense                      (21,378)         (16,172)         (25,502)         (19,522)
   Gain (loss) on sale of asset            1,112            1,112              (11)             (11)
   Other                                    (380)            (380)              --               --
                                        --------         --------         --------         --------
Net loss before income taxes             (23,449)         (18,243)         (74,230)         (68,250)

Income tax benefit                         2,393            2,393            4,597            3,985
                                        --------         --------         --------         --------
            Net loss                    $(21,056)        $(15,850)        $(69,633)        $(64,265)
                                        ========         ========         ========         ========

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                                    2000
                                       -------------------------------
                                           ACME
                                       INTERMEDIATE         ACME
                                       HOLDINGS, LLC   TELEVISION, LLC
                                       --------------  ---------------
                                               (In thousands)
Net revenues                             $ 73,443         $ 73,443

Operating expenses:
   Station operating expenses              54,141           54,141
   Depreciation and amortization           19,831           19,831
   Corporate                                3,289            3,289
   Equity-based compensation (1)              529              529
                                         --------         --------
            Operating loss                 (4,347)          (4,347)

Other income (expenses):
   Interest income                            248              248
   Interest expense                       (27,275)         (20,414)
   Gain (loss) on sale of asset             1,504            1,504
   Other                                     (253)            (255)
                                         --------         --------
Net loss before income taxes              (30,123)         (23,264)

Income tax benefit                          8,718            6,097
                                         --------         --------
            Net loss                     $(21,405)        $(17,167)
                                         ========         ========

---------------
(1) Equity-based compensation is comprised of station operating expenses and corporate expenses of $132,000 and $39.6 million, respectively, in 1999 and $313,000 and $216,000, respectively, in 2000.

See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL

                         ACME INTERMEDIATE HOLDINGS, LLC

                                                   COMMON                              TOTAL
                                                   MEMBERS'         ACCUMULATED        MEMBERS'
                                                   CAPITAL            DEFICIT          CAPITAL
                                                  ---------         ----------        ---------
                                                                  (In thousands)
Balance at December 31, 1997                      $  51,355         $  (6,634)           44,721
  Contribution of Parent                              7,047                --             7,047
  Net loss                                               --           (21,056)          (21,056)
                                                  ---------         ---------         ---------
Balance at December 31, 1998                         58,402           (27,690)           30,712
  Equity-based compensation                          39,688                --            39,688
  Issuance of Parent company stock options
    in exchange for long-term incentive
    compensation plan                                   738                --               738
  Redeemable preferred dividend                      (1,262)               --            (1,262)
  Contribution of Parent                             85,162                --            85,162
  Net loss                                               --           (69,633)          (69,633)
                                                  ---------         ---------         ---------
Balance at December 31, 1999                      $ 182,728         $ (97,323)           85,405
  Equity-based compensation                             529                --               529
  Net loss                                               --           (21,405)          (21,405)
                                                  ---------         ---------         ---------
Balance at December 31, 2000                      $ 183,257         $(118,728)        $  64,529
                                                  =========         =========         =========


                              ACME TELEVISION, LLC

                                                   COMMON                              TOTAL
                                                   MEMBERS'         ACCUMULATED        MEMBERS'
                                                   CAPITAL            DEFICIT          CAPITAL
                                                  ---------         ----------        ---------
                                                                  (In thousands)
Balance at December 31, 1997                      $  85,516         $  (5,418)        $  80,098
  Contribution of Parent                              7,047                --             7,047
  Net loss                                               --           (15,850)          (15,850)
                                                  ---------         ---------         ---------
Balance at December 31, 1998                         92,563           (21,268)           71,295
  Equity-based compensation                          39,688                --            39,688
  Issuance of Parent company stock options
    in exchange for long-term incentive
    compensation plan                                   738                --               738
  Contribution of Parent                             83,900                --            83,900
  Net loss                                               --           (64,265)          (64,265)
                                                  ---------         ---------         ---------
Balance at December 31, 1999                      $ 216,889         $ (85,533)        $ 131,356
  Equity-based compensation                             529                --               529
  Net loss                                               --           (17,167)          (17,167)
                                                  ---------         ---------         ---------
Balance at December 31, 2000                      $ 217,418         $(102,700)        $ 114,718
                                                  =========         =========         =========

See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED
                                                      ---------------------------------------------------------------
                                                            DECEMBER 31, 1998                 DECEMBER 31, 1999
                                                      ----------------------------      -----------------------------
                                                         ACME               ACME            ACME              ACME
                                                      INTERMEDIATE      TELEVISION      INTERMEDIATE       TELEVISION
                                                      HOLDINGS, LLC         LLC         HOLDINGS, LLC         LLC
                                                      -------------      ---------      -------------      ----------
                                                                                (In thousands)
Cash flows from operating activities:
  Net loss                                              $(21,056)        $(15,850)        $(69,633)        $(64,265)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                         11,355           11,355           17,061           17,061
    Amortization of program rights                         5,321            5,321            8,475            8,475
    Amortization of debt issuance costs                      867              867            1,044            1,044
    Amortization of discount on 10 7/8% senior
      discount notes                                      14,170           14,170           16,247           16,247
    Amortization of discount on 12% senior
      secured notes                                        5,189               --            5,918               --
    (Gain) loss on sale of assets                         (1,112)          (1,112)              11               11
    Equity-based compensation                                 --               --           39,688           39,688
    Long-term incentive plan                                  --               --              738              738
    Deferred income taxes                                 (2,393)          (2,393)          (4,597)          (3,985)

Changes in assets and liabilities:
  Increase in accounts receivables, net                   (5,459)          (5,459)          (3,369)          (3,369)
  (Increase) decrease in due from affiliates                  --               --               (4)               3
  (Increase) decrease in prepaid expenses                    334              317             (622)            (622)
  (Increase) decrease in other assets                       (576)            (576)            (180)            (249)
  Increase in accounts payable                                59               59              905              905
  Increase in accrued expenses                             2,639            2,639            3,932            3,932
  Payments on programming rights payable                  (6,588)          (6,588)          (9,936)          (9,936)
  Increase in due to affiliates                               --               --            1,188            1,188
  Decrease in other liabilities                           (2,475)          (2,475)            (960)            (960)
                                                        --------         --------         --------         --------
    Net cash provided by operating activities                275              275            5,906            5,906
                                                        --------         --------         --------         --------
Cash flows from investing activities:
  Purchase of property and equipment                      (8,320)          (8,320)          (8,587)          (8,587)
  Proceeds from sale of property and equipment                --               --               --               --
  Purchase of and deposits for station interests         (16,675)         (16,675)         (68,630)         (68,630)
  Cash acquired in acquisition - St. Louis                   779              779               --               --
  Proceeds from sale of station interest                   3,337            3,337               --               --
  Purchase of digital tower interests                         --               --           (3,471)          (3,471)
  Other                                                       --               --               --               --
                                                        --------         --------         --------         --------
    Net cash used in investing activities                (20,879)         (20,879)         (80,688)         (80,688)
                                                        --------         --------         --------         --------

                                                               FOR THE YEARS ENDED
                                                                DECEMBER 31, 2000
                                                          ------------------------------
                                                              ACME              ACME
                                                          INTERMEDIATE       TELEVISION,
                                                          HOLDINGS, LLC         LLC
                                                          -------------      -----------
                                                                  (In thousands)
Cash flows from operating activities:
  Net loss                                                  $(21,405)        $(17,167)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                             19,831           19,831
    Amortization of program rights                            13,662           13,662
    Amortization of debt issuance costs                        1,607            1,490
    Amortization of discount on 10 7/8% senior
      discount notes                                          13,305           13,305
    Amortization of discount on 12% senior
      secured notes                                            6,752               --
    (Gain) loss on sale of assets                             (1,504)          (1,504)
    Equity-based compensation                                    529              529
    Long-term incentive plan                                      --               --
    Deferred income taxes                                     (8,833)          (6,211)

Changes in assets and liabilities:
  Increase in accounts receivables, net                       (1,044)          (1,044)
  (Increase) decrease in due from affiliates                      --               --
  (Increase) decrease in prepaid expenses                       (418)           1,009
  (Increase) decrease in other assets                            103           (1,315)
  Increase in accounts payable                                 1,884            1,884
  Increase in accrued expenses                                 1,203            1,203
  Payments on programming rights payable                     (13,109)         (13,109)
  Increase in due to affiliates                                   --               --
  Decrease in other liabilities                                 (154)            (154)
                                                            --------         --------
    Net cash provided by operating activities                 12,409           12,409
                                                            --------         --------
Cash flows from investing activities:
  Purchase of property and equipment                          (9,958)          (9,958)
  Proceeds from sale of property and equipment                 2,634            2,634
  Purchase of and deposits for station interests                (866)            (866)
  Cash acquired in acquisition - St. Louis                        --               --
  Proceeds from sale of station interest                          --               --
  Purchase of digital tower interests                             --               --
  Other                                                           --               --
                                                            --------         --------
    Net cash used in investing activities                     (8,190)          (8,190)
                                                            --------         --------

See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                            FOR THE YEARS ENDED
                                                      ---------------------------------------------------------------
                                                            DECEMBER 31, 1998                 DECEMBER 31, 1999
                                                      ----------------------------      -----------------------------
                                                         ACME               ACME            ACME              ACME
                                                      INTERMEDIATE      TELEVISION      INTERMEDIATE       TELEVISION
                                                      HOLDINGS, LLC         LLC         HOLDINGS, LLC         LLC
                                                      -------------      ---------      -------------      ----------
                                                                                 (In thousands)
Cash flows from financing activities:
  Increase in revolving credit facility                   11,000           11,000           32,000           32,000
  Payments on revolving credit facility                   (3,000)          (3,000)         (40,000)         (40,000)
  Proceeds from capital lease facilities                   5,375            5,375            3,173            3,173
  Payments on capital lease facilities                      (638)            (638)          (1,232)          (1,232)
  Issuance of redeemable preferred
    membership units                                          --               --           15,000               --
  Redemption of redeemable preferred units                    --               --          (16,262)              --
  Contribution from Parent                                    --               --           85,162           83,900
                                                        --------         --------         --------         --------
  Net cash provided by financing activities               12,737           12,737           77,841           77,841
                                                        --------         --------         --------         --------

  Net increase (decrease) in cash                         (7,867)          (7,867)           3,059            3,059
  Cash at beginning of period                              8,820            8,820              953              953
                                                        --------         --------         --------         --------

  Cash at end of period                                 $    953         $    953         $  4,012         $  4,012
                                                        ========         ========         ========         ========
Cash Payments for:
  Interest                                              $    864         $    864         $  2,591         $  2,591
  Taxes                                                 $     70         $     70         $     80         $     80
                                                        ========         ========         ========         ========
Non-Cash Transactions:
  Program rights in exchange for program
    rights payable                                        24,066           24,066           20,107           20,107
  Exchange of note receivable and option
    deposit as purchase consideration for
    station interest                                          --               --            7,000            7,000
  Contribution of Parent for equity-based
    compensation expense                                      --               --           39,556           39,556
  Contribution of Parent for membership units           $  7,047         $  7,047         $     --         $     --
                                                        ========         ========         ========         ========

                                                               FOR THE YEARS ENDED
                                                                DECEMBER 31, 2000
                                                          ------------------------------
                                                              ACME              ACME
                                                          INTERMEDIATE       TELEVISION,
                                                          HOLDINGS, LLC         LLC
                                                          -------------      -----------
                                                                  (In thousands)
Cash flows from financing activities:
  Increase in revolving credit facility                     $     --         $     --
  Payments on revolving credit facility                           --               --
  Proceeds from capital lease facilities                       3,772            3,772
  Payments on capital lease facilities                        (1,656)          (1,656)
  Issuance of redeemable preferred
    membership units                                              --               --
  Redemption of redeemable preferred units                        --               --
  Contribution from Parent                                        --               --
                                                            --------         --------
  Net cash provided by financing activities                    2,116            2,116
                                                            --------         --------

  Net increase (decrease) in cash                              6,335            6,335
  Cash at beginning of period                                  4,012            4,012
                                                            --------         --------

  Cash at end of period                                     $ 10,347         $ 10,347
                                                            ========         ========
Cash Payments for:
  Interest                                                  $    831         $    831
  Taxes                                                     $    128         $    128
                                                            ========         ========
Non-Cash Transactions:
  Program rights in exchange for program
    rights payable                                            10,841           10,841
  Exchange of note receivable and option
    deposit as purchase consideration for
    station interest                                              --               --
  Contribution of Parent for equity-based
    compensation expense                                          --               --
  Contribution of Parent for membership units               $     --         $     --
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

NATURE OF BUSINESS

     ACME Intermediate is a holding company with no assets or independent operations other than its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                         NETWORK
STATION - CHANNEL                        MARKET                      AFFILIATION
-----------------                        ------                      -----------
KPLR - 11          St. Louis.......................................      WB
KWBP - 32          Portland, OR....................................      WB
KUWB - 30          Salt Lake City..................................      WB
KWBQ - 19          Albuquerque - Santa Fe..........................      WB
KASY - 50          Albuquerque - Santa Fe..........................      UPN
WBDT - 26          Dayton..........................................      WB
WBXX - 20          Knoxville.......................................      WB
WIWB - 14          Green Bay - Appleton............................      WB
WTVK - 46          Ft. Myers/Naples................................      WB
WBUI - 23          Champaign-Springfield-Decatur...................      WB

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

REVENUE RECOGNITION

     Revenue from the sale of airtime related to advertising and contracted time is recognized at the time of broadcast. The Company records such revenues net of commissions of advertising agencies and national sales representatives.

CASH AND CASH EQUIVALENTS

     For purposes of reporting the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $716,000 and $1,009,000 at December 31, 1999 and 2000, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL STATEMENTS

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company's ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market of the 12% senior discount notes and the 10 7/8% senior secured notes was approximately $43 million and $151 million, respectively, at December 31, 2000.

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

          Buildings and Improvements.................    20 - 30 years
          Broadcast and other equipment..............    3 - 20 years
          Furniture and fixtures.....................    5 - 7 years
          Vehicles...................................    5 years

INTANGIBLE ASSETS

     Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life.

                                                  December 31,
                                              --------------------
                                                1999        2000
                                              --------    --------
                                                 (in thousands)

     Broadcast licenses                       $199,731    $200,188
     Goodwill                                  106,818     106,707
                                              --------    --------
         Total intangible assets               306,549     306,895
     Less: accumulated amortization            (23,575)    (38,931)
                                              --------    --------
         Net intangible assets                $282,974    $267,964
                                              ========    ========

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

LOCAL MARKETING AGREEMENTS

     In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, we obtain the right to program and sell advertising time on 100% of the station's inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. We, in turn, record revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000 are net revenues of $6.8 million, $125,000 and $0, respectively, that relate to local marketing agreements. Payments of fees to the sellers for the years ended December 31, 1998, 1999, and 2000 were $228,000, $27,500, and $0 respectively.
At December 31, 2000, the Company was not obligated for any future payments to sellers.

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

DEBT DISCOUNT

     ACME Intermediate issued 12% Senior Secured Discount Notes and ACME Television issued 10 7/8% Senior Discount Notes at a discount from the face value of the notes. The discount on the notes is being accreted using the level yield method.

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

RECLASSIFICATIONS

     Certain amounts previously reported for 1998 and 1999 have been reclassified to conform to the 2000 financial statement presentation.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                               DECEMBER 31,
                                          -----------------------
                                            1999           2000
                                          --------       --------
                                               (In thousands)
     Land ..........................      $  1,097       $    541
     Buildings and improvements ....         5,555          5,459
     Broadcast and other equipment .        22,678         29,111
     Furniture and fixtures ........           776            909
     Vehicles ......................           290            470
     Construction in process .......           427          2,954
                                          --------       --------
          Total ....................        30,823         39,444
     Less:  Accumulated depreciation        (5,707)        (9,973)
                                          --------       --------
     Net property and equipment ....      $ 25,116       $ 29,471
                                          ========       ========

     Included in property and equipment are assets acquired under capital leases with a total cost of $9,512,641 and $12,843,556 and the associated accumulated depreciation of $2,045,668 and $3,647,846 at December 31, 1999 and 2000,
respectively.

(4) ACQUISITIONS

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

     The fair value of the assets acquired and liabilities assumed relating to the acquisition of KPLR (in thousands):

          Assets acquired:
          Cash and cash equivalents .................        $     779
            Accounts receivables, net ...............            1,703
            Program broadcast rights ................            8,490
            Property and equipment ..................            2,233
            Prepaid expenses and other current assets              416
            FCC license .............................           82,563
            Goodwill ................................           93,775
            Other assets ............................              395
                                                             ---------
               Total assets acquired ................        $ 190,354
                                                             =========
          Liabilities assumed:
            Accounts payable ........................        $  (1,005)
            Accrued liabilities .....................           (1,332)
            Program broadcast rights payable ........           (8,258)
            Deferred income taxes ...................          (29,889)
            Other liabilities .......................           (3,531)
                                                             ---------
               Total liabilities assumed ............        $ (44,015)
                                                             ---------
               Total purchase price .................        $ 146,339
                                                             =========

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

                  YEARS ENDED DECEMBER 31, 1998    YEARS ENDED DECEMBER 31, 1999
                  -----------------------------    -----------------------------
                      ACME             ACME             ACME             ACME
                   INTERMEDIATE     TELEVISION      INTERMEDIATE      TELEVISION
                  -------------     -----------    -------------      ----------
Net revenues        $ 49,905         $ 49,905         $ 63,109         $ 63,109
Net loss            $(25,104)        $(19,898)        $(73,430)        $(68,062)

(5) UNIT OFFERING AND 12% SENIOR SECURED DISCOUNT NOTES

     On September 30, 1997, ACME Intermediate issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the ACME Intermediate's outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The Notes mature on September 30, 2005 and may not be prepaid prior to September 30, 2000 and subsequently, may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were $38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate notes and $1.5 million to prepaid financing costs -- the latter which is being amortized over the eight-year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 2000. In connection with the Reorganization the membership units issued in the Unit Offering (representing a minority interest) were acquired by ACME Parent for shares of its common stock. The acquisition of minority interest was recorded based upon the fair market value of the stock issued.

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

(6) 10 7/8% SENIOR DISCOUNT NOTES

     On September 30, 1997, ACME Television issued 10.875% senior discount notes due 2004 (Notes) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. These Notes provide for semi-annual cash interest payments commencing with the six-month period ending on March 31, 2001. At December 31, 2000 $4,758,000 in accrued interest on these notes was included in current accrued liabilities. The Notes are subordinated to ACME Television's bank revolver (see Note 7) and to the ACME Television's capital equipment finance facilities (see Note 10). The Notes mature on September 30, 2004. Other than prepayment with the proceeds of a public equity offering, the notes may not be prepaid prior to September 30, 2001 and may not be prepaid without penalty prior to October 1, 2003.

     The Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2000.

     Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and will be amortized over the seven year term of the notes.

     ACME Television's subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television's notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television's direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no independent operations that is jointly and severally liable with the Company on the Notes. ACME Television has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no assets or independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

     Various agreements to which ACME Television and/or the Subsidiary Guarantors are parities restrict the activity of the Subsidiary Guarantors to make distributions to the Company. The Investment and Loan Agreement (the Investment Agreement), dated June 17, 1997, as amended, among the Company and the parties thereto and the Limited Liability Company Agreement (the LLC Agreement), dated June 17, 1997, as amended, among the Company and the parties thereto each contain certain restrictions on the ability of the Subsidiary Guarantors to declare or pay dividends to ACME Television in the absence of the consent of certain parties thereto. The Indenture governing the Notes prevents the Subsidiary Guarantors from declaring or paying any dividend or distribution to ACME Television unless certain financial covenants are satisfied and there has been no default thereof. The revolving credit facility with Canadian Imperial Bank Corporation (see Note 7) also prohibits distributions from the Subsidiary Guarantors to ACME Television except in certain circumstances during which default has not occurred thereunder.

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

(8) BANK REVOLVER

     ACME Television has a revolving credit facility (the Loan Agreement) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bear interest at a base rate, that at our option, is either the bank's prime rate or LIBOR, plus a spread. Commitment fees are charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks' aggregate commitment from $40 million to $30 million as of December 31, 2000. The commitment amortization rate was reduced throughout the balance of the term, which ends September 30, 2002. As of December 31, 1999 and 2000 there were no outstanding balances under the Loan Agreement.

     The Loan Agreement contains certain covenants and restrictions including restrictions on future indebtedness and limitations on investments and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2000.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the Loan Agreement.

(9) COMMITMENTS AND CONTINGENCIES

OBLIGATIONS UNDER OPERATING LEASES

     The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and transmission sites. Future minimum lease payments as of the year ended December 31, 2000, under non-cancelable operating leases with initial or remaining terms of one year or more are:

                                               (In thousands)
              20O1...............................  $1,752
              2002...............................   1,430
              2003...............................   1,289
              2004...............................   1,067
              2005...............................     754
              Thereafter.........................   3,178
                                                   ------
                  Total..........................  $9,470
                                                   ======

     Total rental expense under operating leases for the twelve months ended December 31, 1998, 1999 and 2000 was $967,463, $850,383 and $1,739,591,
respectively.

OBLIGATIONS UNDER CAPITAL LEASES

     As of December 31, 2000, approximately $9,529,000 of equipment was leased under capital equipment facilities. These obligations are reflected as current obligations under capital leases of $1,617,000 and $2,271,000 and as non-current liabilities under capital lease of $5,796,000 and $7,258,000 at December 31, 1999 and 2000 respectively. These capital lease obligations expire over the next five years. Future minimum lease payments as of December 31, 2000 under capital leases are:

                                                 (In thousands)
              2001...............................   $  2,917
              2002...............................      2,897
              2003...............................      2,721
              2004...............................      1,724
              2005...............................        918
                                                    --------
              Total..............................   $ 11,177
                Less: Amount representing
                      interest...................     (1,648)
                                                    --------
              Present value of minimum lease
                payments.........................      9,529
              Less: Current portion..............     (2,271)
                                                    --------
              Long-term portion..................   $  7,258
                                                    ========

PROGRAM RIGHTS PAYABLE

     Commitments for program rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $7,862,000 and $23,475,000 as of December 31, 1999 and 2000, respectively.

     Maturities on the Company's program rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

                                              (In thousands)
            20O1................................  $12,108
            2002................................   12,107
            2003................................   10,299
            2004................................    7,866
            2005................................    3,385
            Thereafter..........................       23
                                                  -------
                Total..........................   $45,788
                                                  =======

CERTAIN COMPENSATION ARRANGEMENTS

     In June 1997, ACME Parent issued an aggregate of 100 management carry units to certain executives. These units entitled holders to certain distribution rights upon achievement of certain returns by non-management investors and were subject to forfeiture or repurchase by ACME Parent in the event of termination of each individual's employment by the Company under certain specified circumstances. These management carry units were accounted for as a variable plan resulting in an expense when it is probable that any such distributions will be made. The Company determined the value of these at the issuance date to be immaterial. Upon the closing of ACME Parent's IPO these management carry units were exchanged for fully vested shares of ACME Parent's common stock. The issuance of the management carry units related to management services provided to the Company by the executives and therefore all expense recognized in connection with these awards were charged to the Company by ACME Parent and have been treated as a capital contribution by ACME Parent to the Company. During 1999, the Company recorded an expense of $39.6 million relating to the units. No expense was recorded relating to these units in 2000 or 1998.

LEGAL PROCEEDINGS

     We are currently, and from time to time, involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

(10) INCOME TAXES

    The income tax benefit consists of the following:

                                 YEAR ENDED DECEMBER 31, 1998    YEAR ENDED DECEMBER 31, 1999    YEAR ENDED DECEMBER 31, 2000
                                 ----------------------------    ---------------------------     ----------------------------
                                     ACME            ACME            ACME            ACME             ACME            ACME
                                 INTERMEDIATE     TELEVISION     INTERMEDIATE     TELEVISION      INTERMEDIATE     TELEVISION
                                 ------------     ----------     ------------     ----------      ------------     ----------
                                   (in thousands)                    (in thousands)                     (in thousands)
Current:
  Federal income taxes              $    --         $    --         $    --         $    --         $    --         $    --
  State income taxes                     --              --              --              --             140             140
                                    -------         -------         -------         -------         -------         -------
    Total current tax expense       $    --         $    --         $    --         $    --         $   140         $   140

Deferred:
  Federal income taxes              $(2,393)        $(2,393)        $(4,597)        $(3,985)        $(7,888)        $(5,556)
  State income taxes                     --              --              --              --            (970)           (681)
                                    -------         -------         -------         -------         -------         -------
    Total deferred tax benefit       (2,393)         (2,393)         (4,597)         (3,985)         (8,858)         (6,237)
                                    -------         -------         -------         -------         -------         -------
    Total income tax benefit        $(2,393)        $(2,393)        $(4,597)        $(3,985)        $(8,718)        $(6,097)
                                    =======         =======         =======         =======         =======         =======

     The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

                                   YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1999   YEAR ENDED DECEMBER 31, 2000
                                   ----------------------------   ----------------------------   ----------------------------
                                       ACME            ACME           ACME             ACME          ACME             ACME
                                   INTERMEDIATE     TELEVISION    INTERMEDIATE      TELEVISION   INTERMEDIATE      TELEVISION
                                   ------------     ----------    ------------      ----------   ------------      ----------
                                        EXPENSE/(BENEFIT)               EXPENSE/(BENEFIT)              EXPENSE/(BENEFIT)
                                          (in thousands)                  (in thousands)                 (in thousands)
Tax benefit at U.S. Federal rate      $(8,273)        $(8,273)      $(25,238)        $(23,205)     $(10,242)        $(7,910)
State income taxes, net of
  Federal tax benefit                    (261)           (261)          (489)            (489)         (867)           (578)
Termination of non-taxable status          --              --           (953)            (953)           --              --
Losses allocated to LLC members         4,802           4,802          7,193            5,772            --              --
Nondeductible expenses                  1,430           1,430         15,202           15,202         2,387           2,387
Other                                     (91)            (91)          (312)            (312)            3               4
                                      -------         -------       --------         --------      --------         -------
   Income tax benefit                 $(2,393)        $(2,393)      $ (4,597)        $ (3,985)     $ (8,718)        $(6,097)
                                      =======         =======       ========         ========      ========         =======

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

                                          YEAR ENDED DECEMBER 31, 1999       YEAR ENDED DECEMBER 31, 2000
                                          ----------------------------       ----------------------------
                                             ACME             ACME              ACME              ACME
                                          INTERMEDIATE      TELEVISION       INTERMEDIATE      TELEVISION
                                          ------------      ----------       ------------      ----------
                                                (in thousands)                      (in thousands)
Current deferred tax assets:
Accrued vacation                             $    170         $    170         $    200         $    200
State income taxes                                 49               49               49               49
Bad debt and other reserves                     2,126            2,126              386              386
Deferred revenue                                   86               86              141              141
Other                                              17               17              363              363
                                             --------         --------         --------         --------
    Total current deferred tax assets           2,448            2,448            1,139            1,139
                                             --------         --------         --------         --------
Non-current deferred tax liabilities:
Fixed asset depreciation                         (500)            (500)            (146)            (146)
Intangible amortization                       (28,700)         (28,700)         (27,164)         (27,164)
Deferred compensation                             332              332              546              546
Net operating loss carryforward                 5,148            4,536           13,342           10,109
Program amortization                           (1,533)          (1,533)          (1,801)          (1,801)
Charitable contributions                           66               66               98               98
Other                                              --               --               80               79
                                             --------         --------         --------         --------
     Total non-current                        (25,187)         (25,799)         (15,045)         (18,279)
                                             --------         --------         --------         --------
Total net deferred income
    tax liabilities:                         $(22,739)        $(23,351)        $(13,906)        $(17,140)
                                             ========         ========         ========         ========

(11)  RELATED PARTY TRANSACTIONS

     The Company's stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, Chief Executive Officer, is an owner and the chief executive officer of The WB Network.

     Pursuant to June 1995 agreements among Koplar Communications, Inc., Roberts Broadcasting, Michael Roberts and Steven C. Roberts, Roberts Broadcasting cannot
(i) transfer its license for WHSL, East St. Louis, Illinois, (ii) commit any programming time of the station for commercial programming or advertising or
(iii) enter into a local marketing agreement with respect to such station until June 1, 2000. In the event that the current affiliation agreement for WHSL is terminated, the substitute format must be substantially similar to the current home shopping network format or, in the alternative, an infomercial format. The annual payment from KPLR for these agreements was $200,000 during the first three years. The Company paid $300,000 in both 1998 and 1999 under this agreement, no payments were made in 2000.

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

     In connection with the recent acquisition of WBUI, WIWB and WBDT in June of 1999, we paid CEA, Inc. a broker's fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. One of ACME Parent's directors, Mr. Collis, is an officer of an affiliate of CEA Capital Partners.

(12) DEFINED CONTRIBUTION PLAN

     In 1998, the Company established a 401(k) defined contribution plan (the
Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $200,000 to the Plan for the year ended December 31, 1998, and $173,000 for the year ended December 31, 1999 and $273,000 for the year ended December 31, 2000.

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

    Stock option activity during the year consisted of the following:

                                                                    1999                           2000
                                                          --------------------------     --------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                          NUMBER OF    AVERAGE PRICE     NUMBER OF    AVERAGE PRICE
                                                           SHARES        PER SHARE        SHARES        PER SHARE
                                                          ---------    -------------     ---------    -------------
Stock options outstanding, beginning of year                     --        $   --        2,831,591        $22.56
1999 Options granted (per share: $15.00 to $23.00)        2,834,091         22.56               --            --
2000 Options granted (per share: $9.13 to $25.06)                --            --          451,050         16.49
Options forfeited                                             2,500         23.00           19,250         23.38
Options exercised                                                --            --               --            --
                                                          ---------        ------        ---------        ------
Stock options outstanding, end of year                    2,831,591        $22.56        3,263,391        $21.31
                                                          =========        ======        =========        ======
Stock options exercisable, end of year                      552,273        $23.00        1,263,785        $22.36
                                                          =========        ======        =========        ======
Options available for grant, end of year                  1,368,409            --          936,609            --
                                                          =========        ======        =========        ======

     The following table summarizes information concerning currently outstanding and exercisable options:

                                    WEIGHTED        WEIGHTED                      WEIGHTED
                                    AVERAGE         AVERAGE                       AVERAGE
          EXERCISE    OPTIONS       REMAINING       EXERCISE        NUMBER        EXERCISE
           PRICE    OUTSTANDING       LIFE           PRICE        EXERCISABLE      PRICE
          --------  -----------     ---------       --------      -----------     --------
          $ 9.13       240,000         5.0           $ 9.13               --       $ 9.13
          $15.00       283,500         5.0           $15.00           94,500       $15.00
          $18.00        58,500         5.0           $18.00           11,700       $18.00
          $23.00     2,474,791         5.0           $23.00        1,157,585       $23.00
          $24.88       206,100         5.0           $24.88               --       $24.88
          $25.06           500         5.0           $25.06               --       $25.06
                     ---------                                     ---------
                     3,263,391                                     1,263,785
                     =========                                     =========

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense of $132,000 was recognized in the fourth quarter of 1999 (the first quarter of the vesting period) and $529,000 for the year ended December 31, 2000. The options granted at below fair market value at the date of grant were granted upon conversion of the Company's Long Term Incentive Plan (LTIP). The Company recognized compensation expense under the LTIP of $338,000 during the year ended December 31, 1999 and $400,000 during the year ended December 31, 1998. All amounts expensed prior to the conversion of the LTIP ($738,000) are netted against the total of the below market option compensation expense to arrive at the expense to be recognized over the vesting period of such options.

     Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company's net loss (in thousands) for the year ended December 31, 1999 and 2000 would have been as follows:

                          1999 Net Loss                     2000 Net Loss
                 ----------------------------       ----------------------------
                     ACME             ACME              ACME            ACME
                 Intermediate      Television       Intermediate     Television
                 ------------      ----------       ------------     -----------
As reported        $(69,633)        $(64,265)        $(21,405)        $(17,167)
Pro forma          $(71,257)        $(65,889)        $(28,762)        $(24,524)

     The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

                                                       1999         2000
                                                     -------      -------
        Dividend yield............................        --           --
        Expected volatility.......................     50.00%      121.00%
        Risk free interest rate...................      6.11%        5.87%
        Expected life (in months).................        60           60
        Weighted average fair value of grants.....    $12.03       $13.99

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following financial statements are included in Item 8:

     ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC and Subsidiaries:

     o  Consolidated Balance Sheets as of December 31, 1998 and 1999.

     o Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

     o Consolidated Statements of Members' Capital for the years ended December 31, 1998, 1999 and 2000.

     o Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

     o  Notes to the Consolidated Financial Statements.

(a) 2.  FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are included in Item 14 (d):

     Schedule I - Condensed Financial Information of ACME Intermediate Holdings, LLC and ACME Television, LLC (Parent Companies):

     o  Balance Sheet as of December 31, 1999 and 2000.

     o Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

     o Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

     o  Notes to the Condensed Financial Information.

     Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

(a) 3. EXHIBITS

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
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

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
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

10.2(3) Time Brokerage Agreement, dated April 23, 1999, by and among Paxson Communications License Company, LLC, Paxson Communications of Green Bay-14, Inc., and ACME Television of Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin.

10.3(3) Time Brokerage Agreement, dated April 23, 1999, by and among Paxson Decatur License, Inc., Paxson Communications of Decatur-23, Inc., and ACME Television of Illinois, LLC for Station WPXU-TV, Decatur, Illinois.

10.4(3) Time Brokerage Agreement, dated April 23, 1999, by and among Paxson Dayton License, Inc., Paxson Communications of Dayton-26, Inc., and ACME Television of Ohio, LLC for Station WDPX-TV, Springfield, Ohio.

10.5(10) Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.6(8) Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.7(10) Station Affiliation Agreement, dated March 15, 1998, by and between ACME Television Holdings, LLC and The WB Television Network Partners, L.P.

10.8(1) Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB Television Network Partners, L.P.

10.9(3) Management Agreement between Edward J. Koplar and ACME Television Licenses of Missouri, Inc.

10.10(3) Station Affiliation Agreement, dated August 18, 1997, by and between ACME Holdings of Knoxville, LLC and The WB Television Network Partners, L.P.

10.11(3) Station Affiliation Agreement, dated June 10, 1997, by and between ACME Holdings of Oregon, LLC and The WB Television Network Partners, L.P.

10.12(10)   Joint Sales Agreement by and between ACME Television Holdings, LLC and DP Media, Inc., dated April 23, 1999.

10.13(10)   Option Agreement, dated April 23, 1999, by and between ACME
            Television Holdings, LLC and DP Media, Inc.

10.14(1) Station Affiliation Commitment Letter dated August 21, 1997, to ACME Communications, Inc. from The WB Television Network.

10.15(10)   ACME Communications, Inc. 1999 Stock Incentive Plan.

10.16(10)   Form of Employment Agreement, as amended, by and between ACME
            Communications, Inc. and Doug Gealy.

10.17(10)   Form of Employment Agreement, as amended, by and between ACME
            Communications, Inc. and Tom Allen.

10.18(10)   Consulting Agreement, as amended, by and between ACME
            Communications, Inc. and Jamie Kellner.

10.19(1) First Amended and Restated Credit Agreement, dated as of December 2, 1997, by and among ACME Television, LLC, the Lenders named therein and Canadian Imperial Bank of Commerce, New York Agency, as agent for the Lenders.

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------

10.20(3) Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian Imperial Bank of Commerce, as agent for the benefit of CIBC, Inc. and other financial institutions.

10.21(10)   Amendment No. 1 to First Amended and Restated Credit Agreement,
            dated June 30, 1998.

10.22(10)   Amendment No. 2 to First Amended and Restated Credit Agreement,
            dated June 30, 1998.

10.23(10)   Third Amendment to First Amended and Restated Credit Agreement,
            dated March 1, 1999.

10.24(10)   Fourth Amendment to First Amended and Restated Credit Agreement,
            dated April 23, 1999.

10.25(10)   Fifth Amendment to Credit Agreement, dated September 1999.

10.26(12)   Sixth Amendment to Credit Agreement, dated December 29, 1999.

10.27(12)   Seventh Amendment to Credit Agreement, dated December 29, 2000.

10.28(3) Form of Guaranty by and among ACME subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.29(3) Form of Security and Pledge Agreement by and among ACME subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.30(10)   Form of Registration Rights Agreement, by and among ACME
            Communications, Inc. and the parties on the signature pagesthereto.

10.31(1) Note Purchase Agreement, dated September 24, 1997, by and among ACME Intermediate Holdings, LLC, ACME Intermediate Finance, Inc. and CIBC Wood Gundy Securities Corp., as Initial Purchaser.

10.32(2) Note Purchase Agreement, dated September 24, 1997, by and among ACME Television, LLC, ACME Finance Corporation, CIBC Wood Gundy Securities Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.33(1) Securities Pledge Agreement, dated September 30, 1997, by and between ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Pledgers, and Wilmington Trust Company, as Trustee.

10.34(10)   Employment Agreement, dated September 27, 1999 by and between ACME
            Communications, Inc. and Ed Danduran.

10.35(10)   Station Affiliation Agreement, dated April 9, 1998, by and between
            ACME Television Licenses of Utah LLC and The WB Television Network.

10.36(10)   Station Affiliation Agreement, dated March 4, 1999, by and between
            ACME Television Licenses of New Mexico LLC and The WB Television
            Network.

10.37(10)   Station Affiliation Agreement, dated May 1, 1999, by and between
            ACME Television Licenses of Wisconsin LLC and The WB Television
            Network.

10.38(10)   Station Affiliation Agreement, dated May 1, 1999, by and between
            ACME Television Licenses of Illinois LLC and The WB Television
            Network.

10.39(10)   Station Affiliation Agreement, dated May 1, 1999, by and between
            ACME Television Licenses of Ohio LLC and The WB Television Network.

10.40(11)   Second Amendment to Asset Purchase Agreement, dated November 1,
            1999, by and between ACME Television of New Mexico, LLC and Ramar
            Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.41(11)   Time Brokerage Agreement dated November 1, 1999, by and between
            Ramar Communications, II, Ltd. and ACME Television of New Mexico,
            LLC.

-------------------------
(1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

(3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998

(4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

(6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the for the year ended December 31, 1998.

(8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

(9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No.333-84191, filed on September 29, 1999.

(11) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 28, 2000.

(12) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.


(b) REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ACME Intermediate Holdings, LLC

Date: April 2, 2001                             /s/ THOMAS ALLEN
                                                --------------------------------
                                                    Thomas Allen
                                                    Executive Vice President and
                                                    Chief Financial Officer and
                                                    Director (Principal
                                                    Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             SIGNATURE                          CAPACITY                             DATE
             ---------                          --------                             ----
/s/ Jamie Kellner                   Chairman of the Board Chief Executive        April 2, 2001
--------------------------------    Officer and Member of ACME Parent's Board
    Jamie Kellner                   of Advisors (Principal Executive Officer)


/s/ Douglas Gealy                   President and Member of ACME Parent's        April 2, 2001
--------------------------------    Board of Advisors
    Douglas Gealy


/s/ Thomas Allen                    Executive Vice President and Chief           April 2, 2001
--------------------------------    Financial Officer and Member of the
    Thomas Allen                    Board of Advisors (Principal Financial
                                    Officer)


/s/ Edward Danduran                 Vice President and Controller                April 2, 2001
--------------------------------    (Principal Accounting Officer)
    Edward Danduran


/s/ Thomas Allen                    Majority Member                              April 2, 2001
--------------------------------
ACME Television Holdings, LLC


By:    Thomas Allen
----------------------------------
Title: Executive Vice President
       and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ACME Television, LLC

Date: April 2, 2001                             /s/ THOMAS ALLEN
                                                --------------------------------
                                                    Thomas Allen
                                                    Executive Vice President and
                                                    Chief Financial Officer and
                                                    Director (Principal
                                                    Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


             SIGNATURE                          CAPACITY                             DATE
             ---------                          --------                             ----
/s/ Jamie Kellner                   Chairman of the Board Chief Executive        April 2, 2001
--------------------------------    Officer and Member of ACME Parent's Board
    Jamie Kellner                   of Advisors (Principal Executive Officer)


/s/ Douglas Gealy                   President and Member of ACME Parent's        April 2, 2001
--------------------------------    Board of Advisors
    Douglas Gealy


/s/ Thomas Allen                    Executive Vice President and Chief           April 2, 2001
--------------------------------    Financial Officer and Member of the
    Thomas Allen                    Board of Advisors (Principal Financial
                                    Officer)


/s/ Edward Danduran                 Vice President and Controller                April 2, 2001
--------------------------------    (Principal Accounting Officer)
    Edward Danduran


/s/ Thomas Allen                    Majority Member                              April 2, 2001
--------------------------------
ACME Intermediate Holdings, LLC


By:    Thomas Allen
----------------------------------
Title: Executive Vice President
       and Chief Financial Officer

                                                                    SCHEDULE I

                         ACME INTERMEDIATE HOLDINGS, LLC
                              ACME TELEVISION, LLC
                               (PARENT COMPANIES)

                         CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                           AS OF DECEMBER 31, 1999                AS OF DECEMBER 31, 2000
                                                    ----------------------------------       --------------------------------
                                                        ACME                                    ACME
                                                    INTERMEDIATE           ACME              INTERMEDIATE          ACME
                                                    HOLDINGS, LLC      TELEVISION, LLC       HOLDINGS, LLC    TELEVISION, LLC
                                                    -------------      ---------------       -------------    ---------------
                                                                                  (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                            $     --           $   3,108           $     --           $   6,607
  Accounts receivable                                        --                  15                 --                   6
  Due from affiliates                                        --                  --                 --                  --
  Prepaid expenses and other current assets                  --                 444              1,427                 189
                                                       --------           ---------           --------           ---------
    Total current assets                                     --               3,567              1,427               6,802

Property and equipment, net                                  --                 248                 --                 195
Investment in and advances to subsidiaries              131,356             290,181            114,718             293,308
Acquisition related deposits                                 --                 133                 --                 652
Deferred taxes                                              612                  --              3,234                  --
Prepaid financing costs, less current portion             1,535               5,943                 --               4,849
Other assets                                                 --                  --                 --                  30
                                                       --------           ---------           --------           ---------
    Total assets                                       $133,503           $ 300,072           $119,379           $ 305,836
                                                       ========           =========           ========           =========

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Accounts payable                                     $     --           $   2,018           $     --           $   1,742
  Accrued liabilities                                        --               3,447                 --               5,406
  Deferred income taxes                                      --               1,385                 --               8,843
  Capital leases payable                                     --                  44                 --                  48
                                                       --------           ---------           --------           ---------
    Total current liabilities                                --               6,894                 --              16,039

Capital leases payable, less current portion                 --                 127                 --                  79
Bank borrowings                                              --                  --                 --                  --
Due to affiliates                                           128                  --                128                  --
10 7/8% senior discount notes                                --             161,695                 --             175,000
12% senior secured notes                                 47,970                  --             54,722                  --
                                                       --------           ---------           --------           ---------
    Total liabilities                                    48,098             168,716             54,850             191,118
                                                       --------           ---------           --------           ---------
Members' capital
  Members' capital                                      182,728             216,889            183,257             217,418
  Accumulated deficit                                   (97,323)            (85,533)          (118,728)           (102,700)
                                                       --------           ---------           --------           ---------
    Total members' capital                               85,405             131,356             64,529             114,718
                                                       --------           ---------           --------           ---------
    Total liabilities and members' capital             $133,503           $ 300,072           $119,379           $ 305,836
                                                       ========           =========           ========           =========

See accompanying notes to condensed financial information.

                         ACME INTERMEDIATE HOLDINGS, LLC
                              ACME TELEVISION, LLC
                               (PARENT COMPANIES)

                         CONDENSED FINANCIAL INFORMATION

                             STATEMENT OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                                        1998                              1999
                                          -------------------------------    -------------------------------
                                               ACME                               ACME
                                           INTERMEDIATE        ACME           INTERMEDIATE         ACME
                                          HOLDINGS, LLC   TELEVISION, LLC    HOLDINGS, LLC   TELEVISION, LLC
                                          -------------   ---------------    -------------   ---------------
                                                                      (In thousands)
Revenues                                     $     --        $    181           $     --         $     --
                                             --------        --------           --------         --------

Corporate                                          --           2,923                 --            6,615
Equity-based compensation                          --              --                 --           39,688
Depreciation and amortization                      --              67                 --               84
                                             --------        --------           --------         --------
  Operating loss                                   --          (2,809)                --          (46,387)

Interest income from subsidiaries                  --          24,978                 --           31,360
Other income                                        1           1,112                 --               --
Interest expense                               (5,207)        (16,091)            (5,980)         (19,000)
                                             --------        --------           --------         --------
Income before taxes and equity in
  net loss of subsidiaries                     (5,206)          7,190             (5,980)         (34,027)
Income tax benefit (expense)                       --              --                612           (1,385)
                                             --------        --------           --------         --------
Income (loss) before equity in
  net income (loss) of subsidiaries            (5,206)          7,190             (5,368)         (35,412)
Equity in net loss of subsidiaries            (15,850)        (23,040)           (64,265)         (28,853)
                                             --------        --------           --------         --------
      Net loss                               $(21,056)       $(15,850)          $(69,633)        $(64,265)
                                             ========        ========           ========         ========


                                             FOR THE YEARS ENDED DECEMBER 31,
                                             -------------------------------
                                                          2000
                                             -------------------------------
                                                 ACME
                                              INTERMEDIATE        ACME
                                             HOLDINGS, LLC   TELEVISION, LLC
                                             -------------   ---------------
                                                      (In thousands)
Revenues                                       $     --         $     --
                                               --------         --------

Corporate                                            --            3,289
Equity-based compensation                            --              529
Depreciation and amortization                        --              106
                                               --------         --------
  Operating loss                                     --           (3,924)

Interest income from subsidiaries                    --           40,282
Other income                                         --              127
Interest expense                                 (6,860)         (19,784)
                                               --------         --------
Income before taxes and equity in
  net loss of subsidiaries                       (6,860)          16,701
Income tax benefit (expense)                      2,622           (7,458)
                                               --------         --------
Income (loss) before equity in
  net income (loss) of subsidiaries              (4,238)           9,243
Equity in net loss of subsidiaries              (17,167)         (26,410)
                                               --------         --------
      Net loss                                 $(21,405)        $(17,167)
                                               ========         ========

See accompanying notes to condensed financial information.

            ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC
                               (PARENT COMPANIES)

                         CONDENSED FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                                   1998                               1999
                                                      -------------------------------   -------------------------------
                                                          ACME                              ACME
                                                      INTERMEDIATE          ACME        INTERMEDIATE         ACME
                                                      HOLDINGS, LLC   TELEVISION, LLC   HOLDINGS, LLC   TELEVISION, LLC
                                                      -------------   ---------------   -------------   ---------------
                                                                               (In thousands)
Cash flows from operating activities:
   Net loss                                             $(21,056)        $(15,850)        $(69,633)        $(64,265)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                              --               67               --               84
   Amortization of discount on 10 7/8%
     senior discount notes                                    --           14,615               --           16,247
   Amoritzation of discount on 12%
     senior secured notes                                  5,207               --            5,918               --
   Amortization of debt issuance costs                        --               --               61              713
   Equity-based compensation                                  --               --               --           39,688
   Equity in net loss of subsidiaries                     15,850           23,040           64,265           28,853
   Deferred income tax                                        --               --             (612)           1,385
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                  --              (12)              --               (3)
  (Increase) decrease in other assets                         --              386               --              (97)
  Increase in prepaid financing costs                         --               --               --               --
  (Increase) decrease in prepaid expenses                     --               50               --             (317)
  Increase (decrease) in accounts payable                     --             (981)              --              225
  (Increase) decrease in due from affiliates                  19               31                1              131
  Increase in accrued expenses                                --            1,398               --            1,616
                                                        --------         --------         --------         --------
    Net cash provided by operating activities                 20           22,744               --           24,260
                                                        --------         --------         --------         --------

Cash flows from investing activities:
  Purchase of property and equipment                          --               --               --             (132)
  Investments in and advances to affiliates                   --          (38,544)         (83,900)         (97,753)
                                                        --------         --------         --------         --------
    Net cash used in investing activities                     --          (38,544)         (83,900)         (97,885)
                                                        --------         --------         --------         --------

Cash flows from financing activities:
  Increase in revolving credit facility                       --           11,000               --           32,000
  Payments on revolving credit facility                       --           (3,000)              --          (40,000)
  Payments on capital lease facilities                        --              (21)              --              (39)
  Contribution from Parent                                    --               --           85,162           83,900
  Issuance of redeemable preferred units                      --               --           15,000               --
  Redimption of redeemable preferred units                    --               --          (16,262)              --
  Payment of prepaid financing costs                         (20)              --               --               --
                                                        --------         --------         --------         --------
    Net cash provided by (used in) financing
      activities                                             (20)           7,979           83,900           75,861
                                                        --------         --------         --------         --------

  Net increase (decrease) in cash                             --           (7,821)              --            2,236
  Cash at beginning of period                                 --            8,693               --              872
                                                        --------         --------         --------         --------
  Cash at end of period                                 $     --         $    872         $     --         $  3,108
                                                        ========         ========         ========         ========

  Cash Payments for:
    Interest                                            $     --         $     --         $     --         $     --
    Taxes                                               $     --         $     --         $     --         $     --
  Non-Cash Transactions:
    Contribution of Parent                              $  7,047         $  7,047         $ 40,426         $    738
    Property and equipment contributed
      to affiliates                                     $     --         $    103         $     --         $     --
                                                        ========         ========         ========         ========

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                                     2000
                                                        -------------------------------
                                                            ACME
                                                        INTERMEDIATE          ACME
                                                        HOLDINGS, LLC   TELEVISION, LLC
                                                        -------------   ---------------
                                                                 (In thousands)
Cash flows from operating activities:
   Net loss                                               $(21,405)        $(17,167)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                --              106
   Amortization of discount on 10 7/8%
     senior discount notes                                      --           13,305
   Amoritzation of discount on 12%
     senior secured notes                                    6,752               --
   Amortization of debt issuance costs                         117            1,490
   Equity-based compensation                                   529              529
   Equity in net loss of subsidiaries                       17,617           26,410
   Deferred income tax                                      (2,622)           7,458
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                    --                9
  (Increase) decrease in other assets                           --              (30)
  Increase in prepaid financing costs                         (396)            (396)
  (Increase) decrease in prepaid expenses                      387              255
  Increase (decrease) in accounts payable                       --             (276)
  (Increase) decrease in due from affiliates                    --               --
  Increase in accrued expenses                                  --            1,959
                                                          --------         --------
    Net cash provided by operating activities                  979           33,652
                                                          --------         --------

Cash flows from investing activities:
  Purchase of property and equipment                            --              (53)
  Investments in and advances to affiliates                   (979)         (30,056)
                                                          --------         --------
    Net cash used in investing activities                     (979)         (30,109)
                                                          --------         --------

Cash flows from financing activities:
  Increase in revolving credit facility                         --               --
  Payments on revolving credit facility                         --               --
  Payments on capital lease facilities                          --              (44)
  Contribution from Parent                                      --               --
  Issuance of redeemable preferred units                        --               --
  Redimption of redeemable preferred units                      --               --
  Payment of prepaid financing costs                            --               --
                                                          --------         --------
    Net cash provided by (used in) financing
      activities                                                --              (44)
                                                          --------         --------

  Net increase (decrease) in cash                               --            3,499
  Cash at beginning of period                                   --            3,108
                                                          --------         --------
  Cash at end of period                                   $     --         $  6,607
                                                          ========         ========

  Cash Payments for:
    Interest                                              $     --         $     --
    Taxes                                                 $     --         $     --
  Non-Cash Transactions:
    Contribution of Parent                                $     --         $     --
    Property and equipment contributed
      to affiliates                                       $     --         $     --
                                                          ========         ========

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

                                                                    SCHEDULE II

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                        VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                   DECEMBER 31, 1999 AND DECEMBER 31, 2000

                                                                ADDITIONS
                                   BALANCE AT    ADDITIONS     ACQUIRED IN                   BALANCE AT
                                   BEGINNING    CHARGED TO      PURCHASE                       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS    OF PERIOD      EXPENSE     TRANSACTIONS    DEDUCTIONS       PERIOD
-------------------------------   -----------   ----------    ------------    ----------     ---------
Year ended December 31, 1998         51,000       224,000        280,000              -        555,000
Year ended December 31, 1999        555,000       485,000              -        324,000        716,000
Year ended December 31, 2000        716,000       562,000              -        269,000      1,009,000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION
-------                       -------------------
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

10.2(3) Time Brokerage Agreement, dated April 23, 1999, by and among Paxson Communications License Company, LLC, Paxson Communications of Green Bay-14, Inc., and ACME Television of Wisconsin, LLC for Station WPXG-TV, Suring, Wisconsin.

10.3(3) Time Brokerage Agreement, dated April 23, 1999, by and among Paxson Decatur License, Inc., Paxson Communications of Decatur-23, Inc., and ACME Television of Illinois, LLC for Station WPXU-TV, Decatur, Illinois.

10.4(3) Time Brokerage Agreement, dated April 23, 1999, by and among Paxson Dayton License, Inc., Paxson Communications of Dayton-26, Inc., and ACME Television of Ohio, LLC for Station WDPX-TV, Springfield, Ohio.

10.5(10) Amendment to Asset Purchase Agreement, dated July 30, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.6(8) Asset Purchase Agreement, dated February 19, 1999, by and between ACME Television of New Mexico, LLC and ACME Television Licenses of New Mexico, LLC and Ramar Communications II, Ltd., with respect to television station KASY-TV, Albuquerque, New Mexico.

10.7(10) Station Affiliation Agreement, dated March 15, 1998, by and between ACME Television Holdings, LLC and The WB Television Network Partners, L.P.

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
10.8(1) Station Affiliation Agreement, dated September 24, 1997, by and between ACME Holdings of St. Louis, LLC and The WB Television Network Partners, L.P.

10.9(3) Management Agreement between Edward J. Koplar and ACME Television Licenses of Missouri, Inc.

10.10(3) Station Affiliation Agreement, dated August 18, 1997, by and between ACME Holdings of Knoxville, LLC and The WB Television Network Partners, L.P.

10.11(3) Station Affiliation Agreement, dated June 10, 1997, by and between ACME Holdings of Oregon, LLC and The WB Television Network Partners, L.P.

10.12(10)   Joint Sales Agreement by and between ACME Television Holdings, LLC and DP Media, Inc., dated April 23, 1999.

10.13(10)   Option Agreement, dated April 23, 1999, by and between ACME
            Television Holdings, LLC and DP Media, Inc.

10.14(1) Station Affiliation Commitment Letter dated August 21, 1997, to ACME Communications, Inc. from The WB Television Network.

10.15(10)   ACME Communications, Inc. 1999 Stock Incentive Plan.

10.16(10)   Form of Employment Agreement, as amended, by and between ACME
            Communications, Inc. and Doug Gealy.

10.17(10)   Form of Employment Agreement, as amended, by and between ACME
            Communications, Inc. and Tom Allen.

10.18(10)   Consulting Agreement, as amended, by and between ACME
            Communications, Inc. and Jamie Kellner.

10.19(1) First Amended and Restated Credit Agreement, dated as of December 2, 1997, by and among ACME Television, LLC, the Lenders named therein and Canadian Imperial Bank of Commerce, New York Agency, as agent for the Lenders.

10.20(3) Securities and Pledge Agreement, dated December 2, 1997, by and between ACME Subsidiary Holdings III, LLC and Canadian Imperial Bank of Commerce, as agent for the benefit of CIBC, Inc. and other financial institutions.

10.21(10)   Amendment No. 1 to First Amended and Restated Credit Agreement,
            dated June 30, 1998.

10.22(10)   Amendment No. 2 to First Amended and Restated Credit Agreement,
            dated June 30, 1998.

10.23(10)   Third Amendment to First Amended and Restated Credit Agreement,
            dated March 1, 1999.

10.24(10)   Fourth Amendment to First Amended and Restated Credit Agreement,
            dated April 23, 1999.

10.25(10)   Fifth Amendment to Credit Agreement, dated September 1999.

10.26(12)   Sixth Amendment to Credit Agreement, dated December 29, 1999.

10.27(12)   Seventh Amendment to Credit Agreement, dated December 29, 2000.

10.28(3) Form of Guaranty by and among ACME subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.29(3) Form of Security and Pledge Agreement by and among ACME subsidiaries, Canadian Imperial Bank of Commerce, as agent, and the Lenders under the First Amended and Restated Credit Agreement.

10.30(10)   Form of Registration Rights Agreement, by and among ACME
            Communications, Inc. and the parties on the signature pagesthereto.

10.31(1) Note Purchase Agreement, dated September 24, 1997, by and among ACME Intermediate Holdings, LLC, ACME Intermediate Finance, Inc. and CIBC Wood Gundy Securities Corp., as Initial Purchaser.

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
10.32(2) Note Purchase Agreement, dated September 24, 1997, by and among ACME Television, LLC, ACME Finance Corporation, CIBC Wood Gundy Securities Corp. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.33(1) Securities Pledge Agreement, dated September 30, 1997, by and between ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Pledgers, and Wilmington Trust Company, as Trustee.

10.34(10)   Employment Agreement, dated September 27, 1999 by and between ACME
            Communications, Inc. and Ed Danduran.

10.35(10)   Station Affiliation Agreement, dated April 9, 1998, by and between
            ACME Television Licenses of Utah LLC and The WB Television Network.

10.36(10)   Station Affiliation Agreement, dated March 4, 1999, by and between
            ACME Television Licenses of New Mexico LLC and The WB Television
            Network.

10.37(10)   Station Affiliation Agreement, dated May 1, 1999, by and between
            ACME Television Licenses of Wisconsin LLC and The WB Television
            Network.

10.38(10)   Station Affiliation Agreement, dated May 1, 1999, by and between
            ACME Television Licenses of Illinois LLC and The WB Television
            Network.

10.39(10)   Station Affiliation Agreement, dated May 1, 1999, by and between
            ACME Television Licenses of Ohio LLC and The WB Television Network.

10.40(11)   Second Amendment to Asset Purchase Agreement, dated November 1,
            1999, by and between ACME Television of New Mexico, LLC and Ramar
            Communications II, Ltd., with respect to television station KASY-TV, Santa Fe, New Mexico.

10.41(11)   Time Brokerage Agreement dated November 1, 1999, by and between
            Ramar Communications, II, Ltd. and ACME Television of New Mexico,
            LLC.

-------------------------
(1) Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

(3) Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4/A, File No. 333-40281, filed on January 16, 1998

(4) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(5) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending June 30, 1998.

(6) Incorporated by reference to ACME Intermediate Holdings LLC's Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(7) Incorporated by reference to ACME Intermediate Holdings LLC's Annual Report on Form 10-K for the for the year ended December 31, 1998.

(8) Incorporated by reference to ACME Television Holdings LLC's Quarterly Report on Form 10-Q for the period ending March 31, 1999.

(9) Incorporated by reference to ACME Intermediate Holdings LLC's Report on Form 8-K filed May 7, 1999.

(10) Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No.333-84191, filed on September 29, 1999.

(11) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed March 28, 2000.

(12) Incorporated by reference to ACME Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.