Form 10-Q
period 2001-03-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2001-05-15
CIK 1049530, 1049510

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 11, 2001, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS

 ITEM
NUMBER                                                                                                PAGE
------                                                                                                ----
                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 ..............       3

             Consolidated Statements of Operations and Members' Capital for the Three Months Ended
             March 31, 2000 and March 31, 2001 ...................................................       4

             Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and March 31, 2001 ...................................................       5

             Notes to Consolidated Financial Statements ..........................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results Of Operations ...       7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............................      11

                                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................................      11

Item 6.  Exhibits and Reports on Form 8-K ........................................................      11

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         AS OF DECEMBER 31, 2000          AS OF MARCH 31, 2001
                                                        -------------------------       -------------------------
                                                           ACME                           ACME
                                                      INTERMEDIATE        ACME        INTERMEDIATE         ACME
                                                      HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                                      ------------------------------  ------------------------------
                                                                                               (UNAUDITED)
                                                                              (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents ......................      $  10,347       $  10,347       $  12,360       $  12,360
  Accounts receivable, net .......................         15,022          15,022          12,384          12,384
  Due from affiliates ............................             --             128              --              --
  Current portion of programming rights ..........         12,477          12,477          12,270          12,270
  Prepaid expenses and other current assets ......          2,444           1,017           2,711           1,318
  Deferred income taxes ..........................          1,139           1,139           1,140           1,140
                                                        ---------       ---------       ---------       ---------
        Total current assets .....................         41,429          40,130          40,865          39,472

Property and equipment, net ......................         29,471          29,471          30,144          30,144
Programming rights, net of current portion .......         10,984          10,984           7,729           7,729
Intangible assets, net ...........................        267,964         267,964         264,122         264,122
Other assets .....................................          9,140           9,140           8,925           8,925
                                                        ---------       ---------       ---------       ---------
        Total assets .............................      $ 358,988       $ 357,689       $ 351,785       $ 350,392
                                                        =========       =========       =========       =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable ...............................      $   7,214       $   7,214       $   7,048       $   7,048
  Accrued liabilities ............................          9,344           9,344          14,479          14,479
  Due to affiliates ..............................          1,042           1,042           1,153           1,025
  Current portion of programming rights
    payable ......................................         12,108          12,108          11,091          11,091
  Current portion of obligations under
    lease ........................................          2,271           2,271           2,311           2,311
                                                        ---------       ---------       ---------       ---------
         Total current liabilities ...............         31,979          31,979          36,082          35,954

Programming rights payable, net of
  current portion ................................         10,205          10,205           7,744           7,744
Obligations under lease, net of
  current portion ................................          7,258           7,258           6,664           6,664
Other liabilities ................................            250             250             250             250
Deferred income taxes ............................         15,045          18,279          11,638          15,569
10 7/8% senior discount notes ....................        175,000         175,000         175,000         175,000
12% senior secured notes .........................         54,722              --          56,523              --
                                                        ---------       ---------       ---------       ---------
         Total liabilities .......................        294,459         242,971         293,901         241,181
                                                        ---------       ---------       ---------       ---------

Members' capital .................................        183,257         217,418         183,390         217,551
Accumulated deficit ..............................       (118,728)       (102,700)       (125,506)       (108,340)
                                                        ---------       ---------       ---------       ---------
         Total members' capital ..................         64,529         114,718          57,884         109,211
                                                        ---------       ---------       ---------       ---------

         Total liabilities and members' capital ..      $ 358,988       $ 357,689       $ 351,785       $ 350,392
                                                        =========       =========       =========       =========

See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------
                                                  2000                            2001
                                      ------------------------------  ------------------------------
                                           ACME                           ACME
                                      INTERMEDIATE         ACME       INTERMEDIATE        ACME
                                      HOLDINGS, LLC  TELEVISION, LLC  HOLDINGS, LLC  TELEVISION, LLC
                                      -------------  ---------------  -------------  ---------------
                                                              (IN THOUSANDS)
Net revenues ......................      $ 16,218       $  16,218       $ 16,481       $  16,481

Operating expenses:
   Station operating expenses .....        12,655          12,655         13,585          13,585
   Depreciation and amortization ..         5,180           5,180          4,959           4,959
   Corporate expenses .............           888             888            914             914
   Equity-based compensation ......           132             132            132             132
                                         --------       ---------       --------       ---------
            Operating loss ........        (2,637)         (2,637)        (3,109)         (3,109)

Other income (expenses):
   Interest income ................            17              17            133             133
   Interest expense ...............        (6,356)         (4,757)        (7,144)         (5,309)
   Other ..........................            (1)             (1)           (45)            (45)
                                         --------       ---------       --------       ---------

Net loss before income taxes ......        (8,977)         (7,378)       (10,165)         (8,330)

Income tax (expense) benefit ......         2,690           2,079          3,388           2,691

                                         --------       ---------       --------       ---------
            Net loss ..............      $ (6,287)      $  (5,299)      $ (6,777)      $  (5,639)

Parent's contribution .............           132             132            132             132

 Members' Capital at the
   beginning of the period ........        85,405         131,356         64,529         114,718
                                         --------       ---------       --------       ---------

Members' Capital at the
   end of the period ..............      $ 79,250       $ 126,189       $ 57,884       $ 109,211
                                         ========       =========       ========       =========

See the notes to the consolidated financial statements.

                ACME Intermediate Holdings, LLC and Subsidiaries
                      ACME Television, LLC and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                  --------------------------------------------------------
                                                                         March 31, 2000              March 31, 2001
                                                                  --------------------------   ---------------------------
                                                                      ACME          ACME          ACME            ACME
                                                                  Intermediate    Television,  Intermediate    Television,
                                                                  Holdings, LLC      LLC       Holdings, LLC       LLC
                                                                  -------------   ----------   -------------   -----------
Cash flows from operating activities:
     Net loss .................................................      $(6,287)      $(5,299)      $ (6,777)      $ (5,639)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization ............................        5,180         5,180          4,959          4,959
     Amortization of program rights ...........................        2,949         2,949          3,515          3,515
     Amortization of debt issuance costs ......................          280           260            387            164
     Amortization of discount on 10 7/8% senior discount notes         4,280         4,280             --             --
     Amortization of discount on 12% senior secured notes .....        1,579            --          1,801             --
     Equity-based compensation ................................          132           132            132            132
     Deferred taxes ...........................................       (2,690)       (2,079)        (3,408)        (2,711)
Changes in assets and liabilities:
     Decrease in accounts receivables, net ....................        1,973         1,973          2,638          2,638
     (Increase) decrease in prepaid expenses ..................          155           155           (267)          (301)
     Increase in other assets .................................       (1,143)       (1,143)          (172)            51
     Increase (decrease) in accounts payable ..................          503           503           (166)          (166)
     Increase (decrease) in accrued expenses ..................       (4,410)       (4,410)         5,136          5,136
     Payments on programming rights payable ...................       (2,987)       (2,987)        (3,531)        (3,531)
     Increase in due to affiliates ............................          433           433            110            110
     Decrease in other liabilities ............................         (114)         (114)            --             --
                                                                     -------       -------       --------       --------

          Net cash provided by (used in) operating activities .         (167)         (167)         4,357          4,357

Cash flows from investing activities:
     Purchase of property and equipment .......................       (1,193)       (1,193)        (1,790)        (1,790)
     Purchase of and deposits for station interests ...........         (323)         (323)            --             --
                                                                     -------       -------       --------       --------

          Net cash used in investing activities ...............       (1,516)       (1,516)        (1,790)        (1,790)

Cash flows from financing activities:
     Payments of capital lease obligations ....................         (389)         (389)          (554)          (554)
                                                                     -------       -------       --------       --------
          Net cash used in financing activities ...............         (389)         (389)          (554)          (554)

     Net decrease in cash .....................................       (2,072)       (2,072)         2,013          2,013
     Cash at beginning of period ..............................        4,012         4,012         10,347         10,347
                                                                     -------       -------       --------       --------

     Cash at end of period ....................................      $ 1,940       $ 1,940       $ 12,360       $ 12,360
                                                                     =======       =======       ========       ========
Cash Payments for:
          Interest ............................................      $   212       $   212       $    258       $    258
          Taxes ...............................................      $   181       $   181       $     20       $     20
                                                                     =======       =======       ========       ========
 Non-Cash Transactions:
          Program rights in exchange for program rights payable      $   586       $   586       $     53       $     53
                                                                     =======       =======       ========       ========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 2001



(1) FORMATION AND DESCRIPTION OF THE BUSINESS


REORGANIZATION OF PARENT

        ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

        On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC the parent company of ACME Intermediate Holdings, LLC ("ACME Intermediate") and its wholly-owned subsidiary ACME Television, LLC ("ACME Television") and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the "Reorganization"), whereby ACME Communications, Inc., became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate and its wholly-owned subsidiary ACME Television. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to "ACME Parent" herein refer to ACME Communications, Inc.


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


DESCRIPTION OF THE BUSINESS

        ACME Intermediate is a holding company with no independent operations other than its indirect wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                                   Network
 Station         Channel                   Market                      Rank      Affiliation
---------        -------      --------------------------------         ----      -----------
KPLR               11         St. Louis, MO                             22           WB
KWBP               32         Portland, OR                              23           WB
KUWB               30         Salt Lake City, UT                        36           WB
KWBQ               19         Albuquerque-Santa Fe, NM                  50           WB
KASY               50         Albuquerque-Santa Fe, NM                  50          UPN
WBXX               20         Knoxville, TN                             56           WB
WTVK               46         Ft. Myers-Naples, FL                      63           WB
WBDT               26         Dayton, OH                                69           WB
WIWB               14         Green Bay-Appleton, WI                    81           WB
WBUI               23         Champaign-Springfield-Decatur, IL         83           WB


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

        The accompanying consolidated financial statements for the three-month period ended March 31, 2000 and 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and related notes included elsewhere in this report on Form 10-Q and with the audited financial statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements. In addition, when used in this report, the words "believe," "expect" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt, successful integration of acquired entities (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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


RESULTS OF OPERATIONS

        The following tables set forth selected operating and cash flow data:


                                               ACME Intermediate and ACME Television
                                                     Three Months ended March 31,
                                                        2000              2001
                                                      -------           -------
Broadcast cash flow and adjusted EBITDA(1):

   Operating loss ...........................         $(2,637)          $(3,109)
   Add back:
      Equity-based compensation .............             132               132
      Depreciation and amortization .........           5,180             4,959
      Time brokerage fees ...................               -                 -
      Amortization of program rights ........           2,949             3,515
      Corporate expenses ....................             888               914
      Adjusted program payments (1) .........          (2,935)           (3,522)
                                                      -------           -------
            Broadcast cash flow .............           3,577             2,889
   Less:
      Corporate expenses ....................             888               914
                                                      -------           -------
            Adjusted EBITDA .................         $ 2,689           $ 1,975

Broadcast cash flow margin (1) ..............            22.1%             17.5%
Adjusted EBITDA margin (1) ..................            16.6%             12.0%

Cash flows provided by (used in):
     Operating activities ...................         $  (167)          $ 4,357
     Investing activities ...................         $(1,516)          $(1,790)
     Financing activities ...................         $  (389)          $  (554)

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

        We have included broadcast cash flow, broadcast cash flow margin, adjusted EBITDA and adjusted EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations' operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with accounting principles generally accepted in the United States of America. These measures are not necessarily comparable to similarly titled measures employed by other companies.

QUARTER ENDED MARCH 31, 2001 VS MARCH 31, 2000

        Net revenues increased 2% to $16.5 million for the first quarter of 2001 compared to $16.2 million for the same period a year ago. This significantly slower rate of revenue growth compared to recent quarters reflects the adverse impact of the overall soft economy and specifically the lower demand from advertisers that the broadcast industry has been experiencing since the fall of 2000.

        Station operating expenses increased 7% to $13.6 million for first three months of 2001 compared to $12.7 million for the same period a year ago, reflecting our continued investment in programming, staffing and sales related costs.

        Depreciation and amortization decreased 4% to $5.0 million in the first quarter of 2001 compared to $5.2 million in the same period a year ago. This decrease relates primarily to the sale of the studio building in St. Louis in June 2000 and the several assets acquired in 1997 with our station in Portland reaching full depreciation in the fourth quarter of 2000.

        Corporate expenses increased 3% to $914,000 for the first quarter of 2001 as compared to $888,000 for the same period a year ago due to increased salary costs. As a percentage of net revenues, corporate expenses were approximately 5.5% for both first quarters.

        Equity-based compensation of $132,000 in the first quarter of 2001 and 2000 relate to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option.

        ACME Television's interest expense for the first quarter of 2001 was $5.3 million and was $4.8 million in the first quarter of 2000 reflecting the increased interest expense relating to the higher accreted principal balance of its 10 7/8% senior discount notes along with increased interest related to higher capital lease obligations compared to a year ago.

        ACME Intermediate's interest expense for the first quarter of 2001 was $7.1 million and was $6.4 million for the previous year. In addition to the higher interest expense at ACME Television, interest expense also increased relating to higher accreted principal balances for ACME Intermediate's 12% senior secured notes balance compared to a year ago.

        ACME Intermediate and ACME Television's income tax benefits for the first quarter of 2001 were $3.4 million and $2.7 million, respectively, compared to income tax benefits of $2.7 and $2.1 million, respectively, in the corresponding quarter of 2000. These tax benefits relate to the losses generated during the period reduced by goodwill amortization of approximately $1.2 million that is not deductible for tax purposes.

        Broadcast cash flow for the first quarter decreased 19% to $2.9 million compared to $3.6 million in the same period a year ago. This decrease was the result of our slower revenue growth during the current quarter coupled with our continued investment in programming, staffing and sales related costs.

        Adjusted EBITDA decreased to $2.0 million for the first quarter of 2001 compared to $2.7 million adjusted EBITDA for the first quarter of 2000. This decrease reflects our decreased broadcast cash flow coupled with our increased corporate overhead expenses.

        ACME Television's net loss for the first quarter of 2001 was $5.6 million compared to a net loss for the first quarter of 2000 of $6.3 million. This increased loss was due to the combined effect of lower EBITDA and higher interest expense. ACME Intermediate's higher net loss for the first quarter of 2001 compared to ACME Television's reflects the interest expense related to ACME Intermediate's 12% senior secured notes, net of the related income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow provided by operating activities was $4.4 million for the three months ended March 31, 2001 compared to cash flow used in operating activities of $167,000 for the first three months of 2000. This increase of approximately $4.5 million is related primarily to the first quarter 2000 payment of $2.7 million in non-recurring IPO bonuses coupled with higher collections of accounts receivable and lower payments of accrued expenses during the first quarter of 2001 as compared to 2000.

        Cash flow used in investing activities during the first three months of 2001 was $1.8 million compared to $1.5 million used during the first three months of 2000. The $300,000 increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations.

        Cash flow used in financing activities of $554,000 for the first three months of 2001 an increase of $165,000 over 2000, all of which relates to increased payments on our capital lease facilities.

        ACME Television's revolving credit facility allows for borrowings up to $30.0 million, dependent upon our meeting certain financial tests. All $30.0 million was available as of March 31, 2001. The revolving credit facility allows borrowings to be used to fund future acquisitions of broadcast stations and for general corporate purposes. At March 31, 2001 there were no borrowings outstanding under the facility. We do not expect to meet certain of the financial tests for the second quarter 2001 and, due to uncertain economic conditions affecting advertiser demand, we cannot predict whether we will be able to meet such tests during the remainder of the year. We intend to request an amendment to these financial tests. Without such an amendment or a waiver, we may not be able to borrow under this facility. In such case, the Company anticipates that it would be able to establish another facility.

        ACME Television also has a capital lease facility which can be drawn against in the aggregate amount of $4 million, all of which is available for draw down as of March 31, 2001. This lease commitment expires on June 30, 2001. Borrowings under this and previous lease facilities are generally repaid over five years. As of March 31, 2001, amounts due under this and predecessor facilities were $9.0 million bearing an implicit average interest rate of 8.91% per annum. At March 31, 2000, amounts due under the facilities were $7.0 million and bore the same implicit average interest rate of 9.30%.

        Effective October 1, 2000, ACME Television's $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months, with the first payment due on March 31, 2001. Since this first payment date fell on a Saturday, the payment was made on Monday, April 2, 2001.

        At March 31, 2001, the Company had $12.4 million of cash and working capital of $4.8 million at ACME Intermediate and $3.5 million at ACME Television.

        The Company believes that existing cash balances, funds generated from operations, contributions from ACME Parent and borrowings under its credit agreement and capital lease facilities, if necessary, will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations would be financed through these same sources, and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2001, the Company had no borrowings under the revolving credit facility.


                           PART II -- OTHER INFORMATION

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

                None.

        (b) REPORTS ON FORM 8-K

                The Company has not filed a Current Report on Form 8-K within the three-month period ended March 31,2001.




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.





                                       ACME INTERMEDIATE HOLDINGS, LLC.



Date: May 14, 2001                     By:          /s/  THOMAS ALLEN
                                           -------------------------------------
                                           Thomas Allen
                                           Executive VicePresident / CFO
                                           (Principal accounting officer)




                                       ACME TELEVISION, LLC.



Date: May 14, 2001                     By:          /s/  THOMAS ALLEN
                                           -------------------------------------
                                           Thomas Allen Executive
                                           Executive Vice President / CFO
                                           (Principal accounting officer)