Form 10-Q
period 2001-06-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2001-08-14
CIK 1049530, 1049510

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of August 13, 2001, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

================================================================================

                         ACME INTERMEDIATE HOLDINGS, LLC
                                       AND
                              ACME TELEVISION, LLC

                                    FORM 10-Q

                                TABLE OF CONTENTS

 ITEM
NUMBER                                                                                              PAGE
------                                                                                              ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and  June 30, 2001...............        3

         Consolidated Statements of Operations and Members' Capital for the Three Months
         Ended June 30, 2000 and June 30, 2001................................................        4

         Consolidated Statements of Operations and Members' Capital for the Six Months
         Ended June 30, 2000 and June 30, 2001................................................        5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and June 30, 2001......................................................        6

         Notes to Consolidated Financial Statements...........................................        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations..       8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................      13

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings......................................................................      13

Item 6. Exhibits and Reports on Form 8-K.......................................................      13

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        AS OF DECEMBER 31, 2000              AS OF JUNE 30, 2001
                                                   --------------------------------    -------------------------------
                                                       ACME                                ACME
                                                   INTERMEDIATE          ACME          INTERMEDIATE         ACME
                                                   HOLDINGS, LLC    TELEVISION, LLC    HOLDINGS, LLC   TELEVISION, LLC
                                                   --------------   ---------------    -------------   ---------------
                                                                                                         (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                           $  10,347        $  10,347        $   4,787        $   4,787
  Accounts receivable, net                               15,022           15,022           14,950           14,950
  Due from affiliates                                        --              128               --               --
  Current portion of programming rights                  12,477           12,477           11,016           11,016
  Prepaid expenses and other current assets               2,444            1,017            2,703            1,353
  Deferred income taxes                                   1,139            1,139            1,139            1,139
                                                      ---------        ---------        ---------        ---------
        Total current assets                             41,429           40,130           34,595           33,245

Property and equipment, net                              29,471           29,471           30,124           30,124
Programming rights, net of current portion               10,984           10,984            7,283            7,283
Intangible assets, net                                  267,964          267,964          260,298          260,298
Other assets                                              9,140            9,140            8,581            8,581
                                                      ---------        ---------        ---------        ---------
        Total assets                                  $ 358,988        $ 357,689        $ 340,881        $ 339,531
                                                      =========        =========        =========        =========

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
  Accounts payable                                    $   7,214        $   7,214        $   6,776        $   6,776
  Accrued liabilities                                     9,344            9,344            9,816            9,816
  Due to affiliates                                       1,042            1,042            1,139            1,011
  Current portion of programming rights
    payable                                              12,108           12,108            9,638            9,638
  Current portion of obligations under
    lease                                                 2,271            2,271            2,806            2,806
                                                      ---------        ---------        ---------        ---------
         Total current liabilities                       31,979           31,979           30,175           30,047

Programming rights payable, net of
  current portion                                        10,205           10,205            7,531            7,531
Obligations under lease, net of
  current portion                                         7,258            7,258            8,640            8,640
Other liabilities                                           250              250              253              253
Deferred income taxes                                    15,045           18,279            8,763           13,441
10 7/8% senior discount notes                           175,000          175,000          175,000          175,000
12% senior secured notes                                 54,722               --           58,446               --
                                                      ---------        ---------        ---------        ---------
         Total liabilities                              294,459          242,971          288,808          234,912
                                                      ---------        ---------        ---------        ---------

Members' capital                                        183,257          217,418          183,519          217,680
Accumulated deficit                                    (118,728)        (102,700)        (131,446)        (113,061)
                                                      ---------        ---------        ---------        ---------
         Total members' capital                          64,529          114,718           52,073          104,619
                                                      ---------        ---------        ---------        ---------

         Total liabilities and members' capital       $ 358,988        $ 357,689        $ 340,881        $ 339,531
                                                      =========        =========        =========        =========

See the notes to the consolidated financial statements

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------
                                                        2000                               2001
                                          -------------------------------     -------------------------------
                                              ACME                                ACME
                                          INTERMEDIATE         ACME           INTERMEDIATE         ACME
                                          HOLDINGS, LLC   TELEVISION, LLC     HOLDINGS, LLC   TELEVISION, LLC
                                          -------------   ---------------     -------------   ---------------
                                                                     (IN THOUSANDS)
Net revenues                                $  19,169        $  19,169          $  18,895        $  18,895

Operating expenses:
   Station operating expenses                  13,922           13,922             14,431           14,431
   Depreciation and amortization                4,712            4,712              4,910            4,910
   Corporate expenses                             932              932                906              906
   Equity-based compensation                      133              133                133              133
                                            ---------        ---------          ---------        ---------
            Operating loss                       (530)            (530)            (1,485)          (1,485)

Other income (expenses):
   Interest income                                 26               26                 40               40
   Interest expense                            (6,716)          (5,003)            (7,314)          (5,348)
   Gain (loss) on sale of assets, net           1,511            1,511                (10)             (10)
   Other expense                                   (4)              (3)               (50)             (50)
                                            ---------        ---------          ---------        ---------
Net loss before income taxes                   (5,713)          (3,999)            (8,819)          (6,853)

Income tax benefit                              1,896            1,241              2,875            2,128
                                            ---------        ---------          ---------        ---------
            Net loss                        $  (3,817)       $  (2,758)         $  (5,944)       $  (4,725)

Parent's contribution ...............             133              133                133              133

 Members' Capital at the
   beginning of the period ..........          79,250          126,189             57,884          109,211
                                            ---------        ---------          ---------        ---------
Members' Capital at the
   end of the period ................       $  75,566        $ 123,564          $  52,073        $ 104,619
                                            =========        =========          =========        =========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------
                                                        2000                               2001
                                          -------------------------------     -------------------------------
                                              ACME                                ACME
                                          INTERMEDIATE         ACME           INTERMEDIATE         ACME
                                          HOLDINGS, LLC   TELEVISION, LLC     HOLDINGS, LLC   TELEVISION, LLC
                                          -------------   ---------------     -------------   ---------------
                                                                     (IN THOUSANDS)
Net revenues                                $  35,387        $  35,387          $  35,376        $  35,376

Operating expenses:
   Station operating expenses                  26,577           26,577             28,016           28,016
   Depreciation and amortization                9,892            9,892              9,869            9,869
   Corporate expenses                           1,820            1,820              1,820            1,820
   Equity-based compensation                      265              265                265              265
                                            ---------        ---------          ---------        ---------
            Operating loss                     (3,167)          (3,167)            (4,594)          (4,594)

Other income (expenses):
   Interest income                                 43               43                173              173
   Interest expense                           (13,072)          (9,760)           (14,458)         (10,657)
   Gain (loss) on sale of assets, net           1,511            1,511                (10)             (10)
   Other expense                                   (5)              (4)               (95)             (95)
                                            ---------        ---------          ---------        ---------

Net loss before income taxes                  (14,690)         (11,377)           (18,984)         (15,183)

Income tax benefit                              4,586            3,320              6,263            4,819
                                            ---------        ---------          ---------        ---------
            Net loss                        $ (10,104)       $  (8,057)         $ (12,721)       $ (10,364)

Parent's contribution                             265              265                265              265

 Members' Capital at the
   beginning of the period                     85,405          131,356             64,529          114,718
                                            ---------        ---------          ---------        ---------

Members' Capital at the
   end of the period                        $  75,566        $ 123,564          $  52,073        $ 104,619
                                            =========        =========          =========        =========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                FOR THE SIX MONTHS ENDED
                                                               ---------------------------------------------------------
                                                                       JUNE 30, 2000                JUNE 30, 2001
                                                               ---------------------------   ---------------------------
                                                                   ACME            ACME          ACME           ACME
                                                               INTERMEDIATE    TELEVISION,   INTERMEDIATE    TELEVISION,
                                                               HOLDINGS, LLC       LLC       HOLDINGS, LLC       LLC
                                                               -------------   -----------   -------------   -----------
Cash flows from operating activities:
   Net loss                                                       $(10,104)     $ (8,057)     $(12,721)       $(10,364)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                     9,891         9,891         9,869           9,869
   Amortization of program rights                                    6,347         6,347         7,076           7,076
   Amortization of debt issuance costs                                 595           595           796             796
   Amortization of discount on 10 7/8% senior discount notes         8,793         8,793            --              --
   Amortization of discount on 12% senior secured notes              3,265            --         3,724              --
   (Gain) loss on sale of assets, net                               (1,511)       (1,511)           10              10
   Equity-based compensation                                           265           265           265             265
   Deferred taxes                                                   (4,586)       (3,320)       (6,263)         (4,819)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivables, net                   (694)         (694)           72              72
   (Increase) in prepaid expenses                                      (37)          (37)         (259)           (336)
   Increase in other assets                                           (720)         (767)         (200)           (200)
   Increase (decrease)  in accounts payable                          1,482         1,482          (438)           (438)
   Increase (decrease) in accrued liabilities                       (4,004)       (4,004)          427             427
   Payments on programming rights payable                           (6,193)       (6,193)       (7,060)         (7,060)
   Increase (decrease) in due to affiliates                            (24)          (24)          128             128
   Increase in other liabilities                                        61            60            --              --
                                                                  --------      --------      --------        --------

      Net cash provided by (used in) operating activities            2,826         2,826        (4,574)         (4,574)

Cash flows from investing activities:
   Purchase of property and equipment                               (4,293)       (4,293)       (3,082)         (3,082)
   Proceeds from the sale of assets                                  2,634         2,634           230             230
   Purchase of and deposits for station interests                     (221)         (221)          (51)            (51)
                                                                    --------      --------      --------      --------

      Net cash used in investing activities                         (1,880)       (1,880)       (2,903)         (2,903)


Cash flows from financing activities:
   Capital lease obligations                                            --            --         2,966           2,966
   Payments of capital lease obligations                              (776)         (776)       (1,049)         (1,049)
                                                                  --------      --------      --------        --------

      Net cash provided by (used in) financing activities             (776)         (776)        1,917           1,917

   Net decrease in cash                                                170           170        (5,560)         (5,560)
   Cash at beginning of period                                       4,012         4,012        10,347          10,347
                                                                  --------      --------      --------        --------

   Cash at end of period                                          $  4,182      $  4,182      $  4,787        $  4,787
                                                                  ========      ========      ========        ========
Cash Payments for:
      Interest                                                    $    212      $    212      $ 10,021        $ 10,021
      Taxes                                                       $     --         $  --      $     23        $     23
                                                                  ========      ========      ========        ========
 Non-Cash Transactions:
      Program rights in exchange for program rights payable       $  1,489      $  1,489      $  1,914        $  1,914
                                                                  ========      ========      ========        ========

See the notes to the consolidated financial statements.

                ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
                      ACME TELEVISION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 2001


(1) FORMATION AND DESCRIPTION OF THE BUSINESS


REORGANIZATION OF PARENT

      ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

      On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC the parent company of ACME Intermediate Holdings, LLC ("ACME Intermediate") and its wholly-owned subsidiary ACME Television, LLC ("ACME Television") and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the "Reorganization"), whereby ACME Communications, Inc., became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate and its wholly owned subsidiary ACME Television. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to "ACME Parent" herein refer to ACME Communications, Inc.


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

      ACME Television was formed on August 8, 1997. Upon formation, ACME Television received a contribution from ACME Parent through ACME Intermediate of ACME Parent's wholly owned subsidiaries - ACME Oregon and ACME Tennessee and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests. Accordingly, the transaction was recorded at historical cost and ACME Television has reflected the results of operations of the contributed entities for the year ended December 31, 1997. In addition, on September 30, 1997, ACME Intermediate made an additional contribution of $60,061,000 in exchange for membership units in ACME Television.

      ACME Parent owns directly or indirectly, 100% of the outstanding member units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding member units of ACME Television.


DESCRIPTION OF THE BUSINESS

      ACME Intermediate is a holding company with no independent operations other than its indirect wholly owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

                                                                           Network
Station     Channel                  Market                     Rank     Affiliation
-------     -------                  ------                     ----     -----------
KPLR          11         St. Louis, MO                           22           WB
KWBP          32         Portland, OR                            23           WB
KUWB          30         Salt Lake City, UT                      36           WB
KWBQ          19         Albuquerque-Santa Fe, NM                50           WB
KASY          50         Albuquerque-Santa Fe, NM                50          UPN
WBXX          20         Knoxville, TN                           56           WB
WTVK          46         Ft. Myers-Naples, FL                    63           WB
WBDT          26         Dayton, OH                              69           WB
WIWB          14         Green Bay-Appleton, WI                  81           WB
WBUI          23         Champaign-Springfield-Decatur, IL       83           WB

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

      The accompanying consolidated financial statements for the three and six-month periods ended June 30, 2000 and 2001 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission ("SEC"), these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on April 2, 2001. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

FORWARD-LOOKING STATEMENTS:

      This report includes forward-looking statements. In addition, when used in this report, the words "believe," "may", "expects", "anticipates", "will", "intend" and any similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially and adversely from those described in the forward-looking statements as a result of various important factors, including (but not limited to) the impact of changes in national and regional economies, our ability to service our outstanding debt or to borrow in the future, pricing fluctuations in local and national advertising, volatility in programming costs, the effects of governmental regulation of broadcasting and the other risk factors set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

RESULTS OF OPERATIONS

      The following tables set forth selected operating and cash flow data:

  BROADCAST CASH FLOW AND ADJUSTED EBITDA(1):

                                                   ACME INTERMEDIATE AND ACME TELEVISION
                                         ----------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------
                                             2000            2001            2000            2001
                                           -------         -------         -------          -------
   Operating loss                          $  (530)        $(1,485)        $(3,167)         $(4,594)
   Add back:
      Equity-based compensation                133             133             265              265
      Depreciation and amortization          4,712           4,910           9,892            9,869
      Amortization of program rights         3,398           3,561           6,347            7,076
      Corporate expenses                       932             906           1,820            1,820
      Adjusted program payments (1)         (3,195)         (3,538)         (6,130)          (7,060)
                                           -------         -------         -------          -------
            Broadcast cash flow              5,450           4,487           9,027            7,376
   Less:
      Corporate expenses                       932             906           1,820            1,820
                                           -------         -------         -------          -------
            Adjusted EBITDA                $ 4,518         $ 3,581         $ 7,207          $ 5,556

Broadcast cash flow margin (1)                28.4%           23.7%           25.5%            20.9%
Adjusted EBITDA margin (1)                    23.6%           19.0%           20.4%            15.7%


CASH FLOWS PROVIDED BY (USED IN):
     Operating activities                                                  $ 2,826          $(4,574)
     Investing activities                                                  $(1,880)         $(2,903)
     Financing activities                                                  $  (776)         $ 1,917

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

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      Net revenues for the second quarter of 2001 decreased 1% to $18.9 million compared to $19.2 million for the same period a year ago while the year-to-date net revenues remained flat at $35.4 million for both 2000 and 2001. The slight decrease for the quarter and zero-growth for the six-month periods reflect the net effect of ratings and revenue growth at most of our stations, offset by the adverse impact of continued lower advertising demand.

      Station operating expenses increased 4% to $14.4 million for the second quarter of 2001 compared to $13.9 million for the same period a year ago and increased 5% to $28.0 million for the six months ended June 30, 2001 compared with $26.6 million for June 30, 2000. These increases reflect our increased programming, staffing and sales related costs at most of our developing stations (all stations except KPLR in St. Louis).

      Depreciation and amortization increased 4% to $4.9 million in the second quarter of 2001 compared to $4.7 million in the same period a year ago. This increase reflects our continued investment in improved transmission and studio equipment for our stations, including costs associated with the transition to digital broadcast required by the Federal Communications Commission to be completed for all of our stations by May 2002. Depreciation and amortization expense remained flat at $9.9 million for both the six-month periods reflecting the sale of two buildings in June 2000 offset by the increased expenditures in the second half of 2000 and the first half of 2001.

      Corporate expenses decreased 3% to $906,000 for the second quarter of 2001 as compared to $932,000 for the same period a year ago and remained flat at $1.8 million on a year-to-date basis due to our concerted effort to keep the Corporate expenses at the lowest level possible. As a percentage of net revenues, corporate expenses were approximately 0.5% of net revenues for the second quarter and six months of both 2001 and 2000.

      Equity-based compensation of $133,000 in the second quarter and $265,000 in the first six months of 2001 and 2000 relate to stock options issued upon the conversion of our long-term incentive plan awards during ACME Parents' IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option.

       ACME Television's interest expense for the second quarter of 2001 was $5.3 million and was $5.0 million in the second quarter of 2000. On a year-to-date basis, interest expense was $10.7 million in 2001 as compared to $9.8 million in the previous year. The quarter and year-to-date increases reflect the increased interest expense relating to the higher accreted principal balance of its 10 7/8% senior discount notes, along with increased interest related to higher capital lease obligations compared to a year ago.

       ACME Intermediate's interest expense for the second quarter of 2001 was $7.3 million and was $6.7 million for the previous year. On a year-to-date basis, interest expense was $14.5 million in 2001 as compared to $13.1 million in the previous year. In addition to the higher interest expense at ACME Television, interest expense also increased relating to higher accreted principal balances for ACME Intermediate's 12% senior secured notes balance compared to a year ago.

      ACME Intermediate and ACME Television's income tax benefits for the second quarter of 2001 were $2.9 million and $2.1 million, respectively, compared to income tax benefits of $1.8 and $1.2 million, respectively, in the corresponding quarter of 2000. For the six-month period, ACME Intermediate's income tax benefit was $6.3 million for 2001 and $4.6 million for 2000. ACME Television's income tax benefit was $4.8 million and $3.3 million for the six-month periods ended June 30, 2001 and 2000, respectively. The increased tax benefits relate to increased losses during both periods as compared to the same periods of 2000. Goodwill amortization that is not deductible for tax purposes was approximately $1.4 million for the quarter and $2.8 for the six-month period for both years.

      Broadcast cash flow (as defined) decreased 18% for both the second quarter and the six-month period ended June 2001 as compared to the same period a year ago. This decrease was primarily the result of our continued investment in our developing stations. This investment consists of increased program costs and sales related expenses.

      Adjusted EBITDA (as defined) decreased 21% to $3.6 million for the second quarter of 2001 compared to $4.5 million for the second quarter of 2000 and decreased 23% to $5.6 million from $7.2 million for the six month periods ended June 30, 2001 and 2000, respectively. These decreases reflect our decreased broadcast cash flow.

      ACME Television's net loss for the second quarter of 2001 was $4.7 million compared to a net loss for the second quarter of 2000 of $2.8 million. For the six-month period, ACME Television's net loss was $10.4 million and $8.1 million in 2001 and 2000, respectively. The increase in both the quarter and six-month net losses are attributable to reduced adjusted EBITDA, increased interest expense and increased depreciation and amortization expense. In addition, ACME Television's 2000 six-month net loss also included a gain of $1.5 million related to the sale of our studio building in St. Louis. ACME Intermediate's higher net loss for the three and six month periods ended June 30, 2001, compared to ACME Television's, reflects the interest expense related to ACME Intermediate's 12% senior secured notes, net of the related income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash flow used in operating activities was $4.6 million for the six months ended June 30, 2001 compared to cash flow provided by operating activities of $2.8 million for the second six months of 2000. This $7.4 million decrease in cash flow relates primarily to the second quarter 2001 payment of $9.5 million in interest on ACME Television's 10 7/8% senior discount notes and decreased adjusted EBITDA in 2001, net of the $3.0 million in non-recurring IPO bonuses paid to the founding executives in the first six months of 2000.

      Cash flow used in investing activities during the second six months of 2001 was $2.9 million compared to $1.9 million used during the second six months of 2000. This increase reflects the approximately $1.4 million decrease in purchases of property, equipment and station interests offset by the decrease in proceeds from the sale of assets of approximately $2.4 million between the second quarter of 2000 and 2001.

      Cash flow provided by financing activities was $1.9 million for the second six months of 2001, as compared to cash flow used in financing activities of $776,000 in 2000 reflects the addition of capital leases during the second quarter of 2001 offset by the payments on capital leases, which increased by $273,000 over the same period of 2000.

      ACME Television's revolving credit facility allows for borrowings up to $30.0 million, dependent upon our meeting certain financial tests. A prerequisite for borrowing on the facility is that ACME Parent contribute up to $13.2 million in cash or other assets to ACME Television. All $30.0 million was available as of June 30, 2001. The revolving credit facility allows borrowings to be used to fund future acquisitions of broadcast stations and for general corporate purposes. At June 30, 2001 there were no borrowings outstanding under the facility. In June 2001, we amended the credit agreement, including certain of the financial tests for the second and third quarters of 2001. Due to continuing weak economic conditions, we do not expect to meet certain of the financial tests for the fourth quarter of 2001. We intend to request an amendment or waiver to these financial tests. Without such an amendment or a waiver, we may not be able to borrow under this facility. In such case, the Company anticipates that it would be able to establish a replacement credit facility. Any such replacement may have terms less favorable than the terms of our current facility.

     Borrowings under lease facilities are generally repaid over five years. As of June 30, 2001, amounts due under these facilities were $11.4 million bearing an implicit average interest rate of 8.50% per annum. At June 30, 2000, amounts due under the facilities were $6.6 million and bore the implicit average interest rate of 8.95%.

     Effective October 1, 2000, ACME Television's $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months, with our next payment due on September 30, 2001.

       At June 30, 2001, the Company had $4.8 million of cash and working capital of $4.4 million at ACME Intermediate and $3.2 million at ACME Television.

      The Company believes that existing cash balances, funds generated from operations and contributions from ACME Parent will be sufficient to satisfy the Company's cash requirements for its existing operations for at least the next twelve months. The Company expects that additional liquidity will be provided by amounts available under its existing credit facility or replacement credit facility or amounts available under capital lease facilities we are currently negotiating. The Company expects that any future acquisitions of television stations would be financed through these same sources and, if necessary, through additional debt and/or equity financing. However, there is no guarantee that such additional debt and/or equity will be available or available at terms acceptable to the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of.

           The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

           Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

           In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $88.3 million and unamortized identifiable intangible assets in the amount of $164.3 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $15.4 million and $7.7 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. It is expected that the majority of the Company's intangible assets will qualify for an indefinite life and accordingly, there will be no amortization under Statement 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's revolving credit facility has a variable interest rate. Accordingly, the Company's interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2001, the Company had no borrowings under the revolving credit facility.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS.

          EXHIBIT
          NUMBER    EXHIBIT DESCRIPTION
          -------   -------------------
          10.1*     Eighth Amendment to Credit Agreement, dated March 31, 2001

          10.2*     Ninth Amendment to Credit Agreement, dated June 29, 2001.

          10.3*     Restated and Amended Contribution Agreement, dated June 29,
                    2001.

          -----------------
          *  Filed herewith

      (b) REPORTS ON FORM 8-K

          The Company has not filed a Current Report on Form 8-K within the three-month period ended June 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                             ACME INTERMEDIATE HOLDINGS, LLC.

Date: August 14, 2001                        By:  /s/ THOMAS ALLEN
                                                --------------------------------
                                                  Thomas Allen
                                                  Executive Vice President / CFO
                                                  (Principal accounting officer)




                                             ACME TELEVISION, LLC.

Date: August 14, 2001                        By:  /s/ THOMAS ALLEN
                                                --------------------------------
                                                  Thomas Allen Executive
                                                  Executive Vice President / CFO
                                                  (Principal accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------
10.1       Eighth Amendment to Credit Agreement, dated March 31, 2001

10.2       Ninth Amendment to Credit Agreement, dated June 29, 2001.

10.3       Restated and Amended Contribution Agreement, dated June 29, 2001.