Form 10-K
period 2001-12-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2002-04-01
CIK 1049530, 1049510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:

ACME Intermediate Holdings, LLC 333-40277

ACME Television, LLC 333-40281

ACME Intermediate Holdings, LLC

and
ACME Television, LLC
(Exact name of registrants as specified in their charter)

Delaware	ACME Intermediate Holdings, LLC	52-2050589
Delaware	ACME Television, LLC	52-2050588
(State or other jurisdiction of Incorporation or organization)		(I.R.S. Employer Identification No.)

2101 E. Fourth Street, Suite 202A

Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      100% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by the Registrants’ parent, ACME Communications, Inc. 100% of the membership units of ACME Television, LLC are owned directly or indirectly by ACME Intermediate Holdings, LLC. Such membership units are not publicly traded and, therefore, have no separate, quantifiable market value.

      As of March 28, 2002, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, membership units outstanding; all such units are owned, directly or indirectly, by the Registrants’ parent, ACME Communications, Inc.

      The Registrants meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

ACME INTERMEDIATE HOLDINGS, LLC

AND
ACME TELEVISION, LLC

ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1.	Business (Abbreviated pursuant to General Instruction I(2)(d) of Form 10-K)	2
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	11

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	11
Item 6.	Selected Financial Data (Omitted pursuant to General Instruction I(2)(a) of Form 10-K)	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K)	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	13
	Independent Auditors’ Report	13
	Consolidated Balance Sheets	14
	Consolidated Statements of Operations	15
	Consolidated Statements of Members’ Capital	16
	Consolidated Statements of Cash Flows	17
	Notes to Consolidated Financial Statements	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35

PART III
Item 10.	Directors and Executive Officers of the Registrant (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
Item 11.	Executive Compensation (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35
Item 13.	Certain Relationships and Related Transactions (Omitted pursuant to General Instruction I(2)(c) of Form 10-K)	35

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	35
Schedule I — Condensed Financial Information of ACME Intermediate Holdings, LLC and ACME Television, LLC (Parent Companies)		39
Schedule II — Valuation and Qualifying Accounts		44

Forward-looking Statements

      This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “anticipate,” “believe,” “predict,” “potential,” “might” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

      We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

PART I

ITEM 1.     Business

(ABBREVIATED PURSUANT TO GENERAL INSTRUCTION I(2)(d) OF FORM 10-K).

      ACME Communications, Inc. (“ACME Parent”) was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

      On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC (the parent company of ACME Intermediate Holdings, LLC — “ACME Intermediate”) and its members and the Board of Directors and stockholder of ACME Parent approved a merger and reorganization (the “Reorganization”), whereby ACME Parent became the direct parent of ACME Television Holdings. As a result of the Reorganization, ACME Communications is the ultimate parent of ACME Intermediate, and its wholly owned subsidiary, ACME Television, LLC (“ACME Television”). All transactions contemplated as part of the Reorganization closed on October 5, 1999.

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

      The Company owns and operates ten commercially licensed broadcast television stations in medium-sized markets across the United States. Nine of our stations are network affiliates of The WB Network, making us the third largest WB Network affiliated station group in the country. Our television stations broadcast in markets that cover, in aggregate, approximately 5.4% of the total U.S. television households. Mr. Kellner, ACME Parent’s Chairman and Chief Executive Officer, is also a founder and Chief Executive Officer of The WB Network, and was President of Fox Broadcasting Company from its inception in 1986 through 1993. In March 2001, Mr. Kellner also became Chairman and Chief Executive Officer of AOL Time Warner’s Television Networks division.

      Since our formation in 1997, we have focused primarily on acquiring independently-owned stations, under-performing stations and construction permits for new stations in markets that we believe have the growth potential and demographic profile to support a successful WB Network affiliate. We believe that medium-sized markets provide advantages such as fewer competitors and lower operating costs compared to large markets. Our strategy is to capitalize on these advantages and to grow our revenues and cash flow with an emphasized focus on local sales. Since we centralize many of our stations’ administrative functions and primarily provide entertainment programming, our station general managers are able to focus on increasing sales and improving operating margins. Additionally, since many of the stations we own are in markets where the Federal Communications Commission allows dual ownership of broadcast television stations (“duopoly”), our long-term strategy also includes acquiring such second stations.

      Like The WB Network, we target our programming at younger audiences, in particular, young adults, teens and kids. We believe that these younger audiences are a growing and increasingly important demographic target for advertisers, and that our affiliation with The WB Network affords us a significant competitive advantage over other network affiliated television broadcasters in attracting these younger audiences. Since its launch in 1995 and through the 2000/2001 season, The WB Network was the only English-language broadcast network in the United States to increase its audience share in these key target demographic groups. To build and retain our audience share during non-network hours, we also acquire the broadcast rights to popular syndicated programming that we believe complements The WB Network programming. In addition, we broadcast local programming such as news in St. Louis, local weather updates and local and regional sports programming in selected markets. We believe this programming enhances our ability to sell advertising time to local and regional advertisers and increase audience awareness of our newly launched stations.

Our Competition

      Broadcast television stations compete for advertising revenues primarily with other broadcast television stations in their respective markets and, to a lesser but increasing extent, with radio stations, cable television system operators, newspapers, billboard companies, direct mail and internet sites. ABC, CBS, NBC and Fox programming generally achieve higher household audience levels than that of The WB Network, UPN and syndicated programming aired by independent stations which is attributable to a number of factors, including:

•	the traditional networks’ efforts to reach a broader audience;

•	historically, less competition;

•	generally better channel positions;

•	more network programming being broadcast weekly;

•	the traditional networks’ cross-promotions; and

•	the traditional networks’ more established market presence than The WB Network.

      However, because The WB Network and UPN provide fewer hours of programming per week than the traditional networks, we have a significantly higher inventory of advertising time for our own use and, therefore, our programs achieve a share of television market advertising revenues greater than their share of the market’s audience. We believe that this available advertising time, combined with our efforts to attract (via our programming) the audiences that are key targets of advertisers, and our focus on advertising sales allows us to compete effectively for advertising revenues within our stations’ markets.

      The broadcasting industry is continuously faced with technical changes and innovations, the popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have an adverse effect on a television station’s operations and profits. Sources of video service other than conventional television stations, the most common being cable television, can increase competition for a broadcast television station by bringing distant broadcasting signals not otherwise available to the station’s audience, serving as a distribution system for national satellite-delivered programming and other non-broadcast programming originated on a cable system and selling advertising time to local advertisers. Other principal sources of competition include home video exhibition, direct-to-home broadcast satellite television, entertainment services and multi-channel multi-point distribution services. Currently, two FCC permittees, DirecTV and Echostar, provide subscription DBS services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video service using lower powered satellites and larger receivers.

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

Federal Regulation of Television Broadcasting

      Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

•	to issue, revoke and modify broadcast licenses;

•	to decide whether to approve a change of ownership or control of station licenses;

•	to regulate the equipment used by stations; and

•	to adopt and implement regulations to carry out the provisions of the Communications Act.

      Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

      License Grant, Renewal, Transfer and Assignment. A party must obtain a construction permit from the FCC to build a new television station. Once a station is constructed and commences broadcast operations, the permittee will receive a license which must be renewed by the FCC at the end of each license term (which may be as long as eight years under current law). The FCC grants renewal of a broadcast license if it finds that the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or FCC rules and policies, and there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. If the FCC finds that a licensee has failed to meet these standards, the FCC may deny renewal, condition renewal, or impose some other sanction (such as a forfeiture). Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

      Our current licenses expire as follows:

Station (by market ranking)	Expiration Date

KPLR/St. Louis	February 1, 2006
KWBP/Portland, OR	February 1, 2007
KUWB/Salt Lake City	October 1, 2006
KWBQ/Albuquerque — Santa Fe	October 1, 2006
KASY/Albuquerque — Santa Fe	October 1, 2006
WBDT/Dayton	October 1, 2005
WBXX/Knoxville	August 1, 2005
WIWB/Green Bay — Appleton	December 1, 2005
WTVK/Ft. Myers — Naples	February 1, 2005
WBUI/Champaign — Decatur — Springfield	December 1, 2005

      We have also entered into an Asset Purchase Agreement for the acquisition of WHPN-TV in the Madison, Wisconsin market. We anticipate that the closing of that acquisition will probably occur sometime before July 1, 2002. The expiration date for that station’s FCC license is December 1, 2005.

      The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

•	compliance with various rules limiting common ownership of media properties;

•	the character of the licensee and those persons holding attributable interests therein; and

•	compliance with the Communications Act’s limitations on alien ownership.

      Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refer to the level of ownership or other involvement in station operations which would result in the FCC attributing ownership of that station or other media outlet to the person or entity in determining compliance with FCC ownership limitations.

      To obtain the FCC’s prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the commission or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC’s staff. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be better served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

      Ownership Restrictions. The officers, directors and equity owners of 5% or more of our outstanding voting stock or the voting stock of a company holding one or more broadcast licenses are deemed to have attributable interests in the broadcast company. Also, specified institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, may own up to (but not as much as) 20% of the outstanding voting stock without being subject to attribution if they exercise no control over the management or policies of the broadcast company. Finally, even if it owns non-voting stock, a third party could be deemed to have an attributable interest if it owns more than 33 percent of a station’s (or the Company’s) asset value (which is generally defined by the FCC to mean the aggregate of equity plus debt) and either has another attributable interest in the same market as the station(s) or provides more than 15 percent of the weekly programming for the station(s).

      The FCC rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same DMA in which that party or those parties already have an attributable interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

•	there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;

•	the station to be acquired is a “failing” station under FCC rules and policies;

•	the station to be acquired is a “failed” station under FCC rules and policies; or

•	the acquisition will result in the construction of a previously unbuilt station.

      FCC regulations also prohibit one owner from having attributable interests in television broadcast stations that reach in the aggregate more than 35% of the nation’s television households. For purposes of this calculation, stations in the UHF band, which covers channels 14 - 69, are attributed with only 50% of the households in their respective markets (while 100% of the market households are attributed to stations in the VHF band, which covers channels 2 - 13). A recent court decision concluded that the FCC’s 35% limitation is not adequately supported by sufficient evidence in the public record and directed the FCC to conduct further proceedings to determine whether a limitation on national television attribution can be justified and, if so, what that limitation should be.

      The same court decision vacated pre-existing FCC rules which prohibited common ownership of a television station and cable television system in the same community. The court did not directly question other FCC ownership rules which generally allow the holder of an attributable interest in a television station to have an attributable interest in:

•	up to six radio stations in a market with 20 independent media voices;

•	up to four radio stations in a market with 10 independent media voices; and

•	at least one radio station in any market.

      At the same time, FCC rules generally prohibit a party with an attributable interest in a television station from owning a daily newspaper serving a community located within the relevant coverage area of that television station. Those rules are the subject of a pending rulemaking proceeding in which the FCC is seeking evidence and argument to decide whether those rules should be retained, modified, or repealed in their entirety.

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

      Programming and Operation. The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station’s community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, but these complaints may be filed and considered at any time.

      Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

•	political advertising;

•	children’s programming;

•	the broadcast of obscene or indecent programming;

•	sponsorship identification; and

•	technical operations.

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

      Review of Must Carry Rules. FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market which is referred to as must carry rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

      The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

•	the number of active channels on the cable system;

•	the location and size of the cable system; and

•	the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

      Therefore, under certain circumstances, a cable system may decline to carry a given station. We have elected must carry for each of our stations on all of the cable systems where such carriage can be elected. See also Digital Television Services below.

      Local Marketing Agreements. Under FCC rules, the licensee of a television station providing more than 15% of another television station’s programming under a local marketing agreement is considered to have an attributable interest in the other station for purposes of the FCC’s national and local multiple ownership rules if both stations are located in the same market. The FCC also adopted a grandfathering policy providing that local marketing agreements that are in compliance with the previous FCC rules and policies and were entered into before November 5, 1996, would be permitted to continue in force until the FCC conducts its biennial review of regulations in 2004. Local marketing agreements entered into after November 5, 1996 but prior to the adoption of the new FCC rules in 1999 were grandfathered until August 2001.

      Prior to the adoption of the FCC’s new rules, we did, from time to time, enter into local marketing agreements, generally in connection with pending station acquisitions. By using local marketing agreements, we can provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals. We are obligated to and will enter into a local marketing agreement on or about April 1, 2002 in conjunction with our proposed acquisition of WHPN-TV in the Madison, Wisconsin market.

      Subject to ownership restrictions in the new FCC rules and policies, FCC rules and policies generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming. In the case of the local marketing agreement for WHPN, for example, we are obligated to honor pre-existing programming agreements.

      Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting.

      The FCC has established service rules and adopted a table of allotments for digital television. Under the table, all eligible broadcasters with a full-power television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years, after which they will be required to surrender their license to broadcast the analog, or non-digital, television signal. Affiliates of the top four networks in the top thirty markets are already required to be on the air with a digital signal. FCC rules required our stations to be on the air with a digital signal by May 1, 2002. However, the FCC invited television owners to request an extension of that deadline for their respective stations if they needed it, and we filed six-month extensions requests for all of our stations and were granted such extensions in March 2002.

      In announcing its receptivity to extensions of digital television construction deadlines, the FCC recognized the practical and technical difficulties of requiring television broadcasters to implement digital television. For those same reasons, the FCC suspended most of the construction and service deadlines that had previously been imposed. However, the FCC did not suspend the current regulation (which is mirrored in the Communications Act) that requires television broadcasters to return their analog license to the government by 2006 unless specified conditions exist that, in effect, limit the public’s access to digital television transmissions in a particular market.

      The Communications Act and the FCC’s rules impose certain conditions on the FCC’s implementation of digital television service. Among other requirements, the FCC must:

•	limit the initial eligibility for licenses to existing television broadcast licensees or permittees (who held those licenses or permits by April 3, 1997);

•	allow digital television licensees to offer ancillary and supplementary services; and

•	charge appropriate fees to broadcasters that supply ancillary and supplementary services for which such broadcasters derive certain non-advertising revenues.

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

      Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. The FCC has issued an order stating that, for the present, a cable television system is only obligated to carry a television’s digital signal if the station does not have an analog signal. The FCC has not yet determined the scope of a cable television system’s “must carry” obligations when a broadcast television station has both an analog signal and a digital signal that each has a substantial audience.

      Children’s Television Act. FCC rules limit the amount of commercial matter that a television station may broadcast during programming directed primarily at children 12 years old and younger. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations’ own programming as well as through other means. Television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations.

      Other FCC and Legislative Matters. The FCC repealed the rule which prohibited one of the major television networks (ABC, CBS, NBC or Fox) from owning another television network. Viacom utilized that change in FCC rules to acquire an interest in UPN. We cannot predict how or when the relaxation of the dual network rule may affect our business.

      The Satellite Home Viewer Act and related FCC regulations allow satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress later amended the act to facilitate the ability of satellite carriers to provide subscribers with programming from both local and non-local television stations (regardless of the subscribers’ ability to receive the television signals over the air). The FCC has adopted rules to implement certain of those legislative changes and is conducting rulemaking proceedings to implement others. A principal component of the new regulation requires satellite carriers to carry all local television stations in a market if they carry one. We have taken advantage of that regulation to require carriage of our stations on satellite systems in the St. Louis, Portland, Salt Lake City and Albuquerque-Santa Fe markets.

      On February 2, 2000, the FCC released a Report and Order which adopted new rules that would have required broadcast licensees to provide equal employment opportunities. The new rules would have required broadcast licensees to widely disseminate information on employment vacancies and to promote diversification in their employment. The new rules were intended to supplement a broadcaster’s obligation to refrain from racial or other prohibited discrimination in its employment practices under other applicable federal as well as state and local laws and regulations. On January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit declared certain portions of those new EEO rules to be unconstitutional, and on January 31, 2001, the FCC suspended implementation of all of its EEO rules. On, December 12, 2001, the FCC inaugurated a new rulemaking proceeding to consider the adoption of new EEO rules that the FCC hoped would satisfy the court’s objections. It cannot be predicted when any new rules will be adopted and what their precise formulation will be.

      Federal regulatory agencies and Congress from time to time consider proposals for additional or revised rules. We cannot predict how those proposals or other issues discussed above will be resolved, although their outcome could have an adverse or favorable impact on the broadcasting industry generally or us specifically.

      The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, other Congressional acts, FCC rules, and the public notices and rulings of the FCC.

Employees

      At December 31, 2001, we had 348 employees, including 41 who were subject to collective bargaining agreements. We believe that our relationships with our employees and the union representing our unionized employees are good.

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

Market	Approximate Size	Ownership

St. Louis, Missouri
Studio and office facilities	36,000 sq. ft.	Leased
Tower (analog)	1,011 ft.	Leased
Tower (digital)(3)	945 ft.	Leased
Portland, Oregon
Studio and office facilities	15,255 sq. ft	Owned
Tower (analog)	1,785 ft.	Leased
Tower (digital)(2)	1,716 ft.	Owned
Salt Lake City, Utah
Studio and office facilities	9,500 sq. ft	Leased
Tower (analog & digital)(2)	4,125 ft.	Owned
Albuquerque — Santa Fe, New Mexico
Studio and office facilities	9,000 sq. ft.	Leased
Tower (analog & digital)	4,183 ft.	Leased
Tower (analog & digital back-up)	4,222 ft.	Leased
Dayton, Ohio
Studio and office facilities	10,000 sq. ft.	Leased
Tower (analog & digital)	954 ft.	Leased
Knoxville, Tennessee
Studio and office facilities	8,000 sq. ft.	Leased
Tower (analog & digital)(1)	2,399 ft.	Owned
Green Bay — Appleton, Wisconsin
Studio and office facilities	2,640 sq. ft.	Leased
Tower (analog)(1)	660 ft.	Owned
Tower (digital)(3)	1,089 ft.	Leased
Ft. Meyers — Naples, Florida
Studio and office facilities	5,000 sq. ft.	Leased
Tower (analog & digital)(3)	1496 ft.	Leased
Champaign — Springfield — Decatur, Illinois
Studio and office facilities	9,600 sq. ft.	Owned
Tower (analog & digital)(1)	2,001 ft.	Owned

(1)	Tower owned on leased property.

(2)	Represents partnership interests in digital television towers in the Salt Lake and Portland markets.

(3)	Lease commences in 2002.

Item 3.     Legal Proceedings

      We are, from time to time, involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance that we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that we believe could have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      All of the membership units of ACME Intermediate are directly or indirectly owned by ACME Communications, Inc. All of the membership units of ACME Television are directly or indirectly owned by ACME Intermediate.

      No Distributions on ACME Intermediate or ACME Television membership units have ever been declared or paid. The right of ACME Television to make any distributions in the future is subject to restrictions imposed by both the revolving credit facility loan agreement and the indenture governing ACME Television’s 10 7/8% senior discount notes. The right of ACME Intermediate to make any distributions is subject to restrictions contained in the indenture governing its 12% senior secured notes.

Item 6.	Selected Financial Data

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(ABBREVIATED PURSUANT TO GENERAL INSTRUCTION I(2)(a) OF FORM 10-K).

Results of Operations

Years Ended December 31, 2001 compared to Year Ended December 31, 2000

      Net revenues for the year ended December 31, 2001 decreased $3.3 million (5%) to $70.1 million as compared to $73.4 million for the year ended December 31, 2000. While our revenue grew 8% at our nine developing stations — reflecting gains in market shares that outstripped market revenue declines — these increases were more than offset by a 17% decline in revenue at KPLR, our station serving the St. Louis marketplace, where market revenue declines were compounded by a slight loss in KPLR’s market share. These market share gains and losses track generally with gains and losses in audience shares, while the decreases in market revenues reflect weak demand for advertising experienced throughout the media industry in 2001.

      Station operating expenses increased to $56.5 million compared to the prior year’s operating expenses of $54.1 million. This increase of 4% was attributable primarily to our continued investment in programming and sales staffing and related costs at our Developing Stations.

      Depreciation and amortization expense for the year was $20.3 million compared to $19.8 million for 2000. This $.4 million increase primarily reflects the higher depreciation expense related to our ongoing transmission upgrades (relating to both analog and digital facilities) that were placed in service during 2001.

      Corporate expenses for 2001 increased to $3.4 million from $3.3 million in 2000. Corporate expenses increased 4% in 2001 over 2000 levels due primarily to increased professional fees incurred in connection with potential strategic transactions and increased insurance costs.

      Equity-based compensation of $529,000 in 2000 and 2001 relates to options granted below market value in 1999 to senior management in exchange for their participation in the Company’s previously established long-term incentive plan.

      Interest expense for the current year was $29.3 million and $21.4 million for ACME Intermediate and ACME Television, respectively, as compared to $27.3 million and $20.4 million, respectively, for 2000. These increases in interest expense are the result of increasing principal balances arising from continued amortization of original issuance discounts on both ACME Television’s 10 7/8% Senior Discount Notes due 2004 (the “Television Notes”) and ACME Intermediate’s 12% Senior Secured Discount Notes due 2005 (the “Intermediate Notes”).

      The tax benefit for 2001 for ACME Intermediate was $13.0 million and for ACME Television $10.0 million, representing an effective tax rate of 33% and 31%, respectively. The tax benefit for 2000 was $8.7 and $6.1 million for ACME Intermediate and ACME Television, respectively. The difference in the statutory federal rate of 34% and the Company’s effective tax rate relates to the impact of non-deductible expenses, principally the amortization of goodwill at KPLR.

      Our net loss for the current year of $26.9 and $22.1 million, for ACME Intermediate and ACME Television, respectively, as compared with losses of $21.4 and $17.2 million, respectively, that were incurred in 2000, the increases in our net losses are primarily the result of our increased operating loss and increased interest expense.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s revolving credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At December 31, 2001, the Company had no borrowings under the revolving credit facility.

      We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. As of December 31, 2001, we have senior discount notes totaling $175.0 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Cash interest on the senior secured discount notes is payable semi-annually, in arrears, commencing on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $168.0 and $52.0 million, respectively, as of December 31, 2001.

Item 8.     Financial Statements and Supplemental Data

INDEPENDENT AUDITORS’ REPORT

The Members

ACME Intermediate Holdings, LLC
ACME Television, LLC:

      We have audited the accompanying consolidated balance sheets of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC (a wholly-owned subsidiary of ACME Intermediate Holdings, LLC) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, member’s capital and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the index of Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Los Angeles, California

February 13, 2002

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

ACME TELEVISION, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31, 2000		As of December 31, 2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,347	$10,347	$4,280	$4,280
Restricted Cash	—	—	1,741	1,741
Accounts receivable, net	15,022	15,022	13,563	13,563
Due from affiliates	—	128	—	—
Current portion of programming rights	12,477	12,477	14,539	14,539
Prepaid expenses and other current assets	1,017	1,017	1,286	1,286
Deferred income taxes	1,139	1,139	746	746

Total current assets	40,002	40,130	36,155	36,155
Property and equipment, net	29,471	29,471	36,493	36,493
Programming rights, net of current portion	10,984	10,984	20,490	20,490
Intangible assets, net	267,964	267,964	252,628	252,628
Other assets	9,903	8,476	8,336	7,080
Deposits	664	664	848	848

Total assets	$358,988	$357,689	$354,950	$353,694

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$7,214	$7,214	$8,620	$8,620
Accrued liabilities	9,344	9,344	13,269	13,269
Due to affiliates	1,042	1,042	1,161	1,033
Current portion of programming rights payable	12,108	12,108	14,121	14,121
Current portion of obligations under lease	2,271	2,271	3,290	3,290

Total current liabilities	31,979	31,979	40,461	40,333
Programming rights payable, net of current portion	10,205	10,205	19,931	19,931
Obligations under lease, net of current portion	7,258	7,258	9,436	9,436
Other liabilities	250	250	328	328
Deferred income taxes	15,045	18,279	1,635	7,878
10 7/8% senior discount notes	175,000	175,000	175,000	175,000
12% senior secured notes	54,722	—	62,424	—

Total liabilities	294,459	242,971	309,215	252,906

Members’ capital	183,257	217,418	191,386	225,547
Accumulated deficit	(118,728)	(102,700)	(145,651)	(124,759)

Total members’ capital	64,529	114,718	45,735	100,788

Total liabilities and members’ capital	$358,988	$357,689	$354,950	$353,694

See the notes to the consolidated financial statements

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

ACME TELEVISION, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,

	1999		2000		2001

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
Net revenues	$60,008	$60,008	$73,443	$73,443	$70,065	$70,065
Operating expenses:
Station operating expenses	45,675	45,675	54,141	54,141	56,509	56,509
Depreciation and amortization	17,061	17,061	19,831	19,831	20,251	20,251
Corporate	6,382	6,382	3,289	3,289	3,429	3,429
Equity-based compensation(1)	39,688	39,688	529	529	529	529

Operating loss	(48,798)	(48,798)	(4,347)	(4,347)	(10,653)	(10,653)
Other income (expenses):
Interest income	81	81	248	248	227	227
Interest expense	(25,502)	(19,522)	(27,275)	(20,414)	(29,257)	(21,384)
Gain (loss) on sale of asset	(11)	(11)	1,504	1,504	(18)	(18)
Other	—	—	(253)	(255)	(191)	(191)

Net loss before income taxes	(74,230)	(68,250)	(30,123)	(23,264)	(39,892)	(32,019)
Income tax benefit	4,597	3,985	8,718	6,097	12,969	9,960

Net loss	$(69,633)	$(64,265)	$(21,405)	$(17,167)	$(26,923)	$(22,059)

(1)	Equity-based compensation is comprised of station operating expenses and corporate expenses of $132,000 and $39.7 million, respectively, in 1999 and $313,000 and $216,000, respectively, in 2000 and 2001.

See the notes to the consolidated financial statements

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

ACME TELEVISION, LLC AND SUBSIDIARIES

Consolidated Statements of Members’ Capital

ACME Intermediate Holdings, LLC

	Common		Total
	Members’	Accumulated	Members’
	Capital	Deficit	Capital

	(In thousands)
Balance at December 31, 1998	$58,402	$(27,690)	$30,712
Equity-based compensation	39,688	—	39,688
Issuance of Parent company stock options in exchange for long-term incentive compensation plan	738	—	738
Redeemable preferred dividend	(1,262)	—	(1,262)
Contribution of Parent	85,162	—	85,162
Net loss	—	(69,633)	(69,633)

Balance at December 31, 1999	$182,728	$(97,323)	85,405
Equity-based compensation	529	—	529
Net loss	—	(21,405)	(21,405)

Balance at December 31, 2000	$183,257	$(118,728)	$64,529
Equity-based compensation	529	—	529
Contribution of Parent	7,600	—	7,600
Net loss	—	(26,923)	(26,923)

Balance at December 31, 2001	$191,386	$(145,651)	$45,735

ACME Television, LLC

			Total
	Members’	Accumulated	Members’
	Capital	Deficit	Capital

	(In thousands)
Balance at December 31, 1998	$92,563	$(21,268)	$71,295
Equity-based compensation	39,688	—	39,688
Issuance of Parent company stock options in exchange for long-term incentive compensation plan	738	—	738
Contribution of Parent	83,900	—	83,900
Net loss	—	(64,265)	(64,265)

Balance at December 31, 1999	$216,889	$(85,533)	$131,356
Equity-based compensation	529	—	529
Net loss	—	(17,167)	(17,167)

Balance at December 31, 2000	$217,418	$(102,700)	$114,718
Equity-based compensation	529	—	529
Contribution of Parent	7,600	—	7,600
Net loss	—	(22,059)	(22,059)

Balance at December 31, 2001	$225,547	$(124,759)	$100,788

See the notes to the consolidated financial statements

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

ACME TELEVISION, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended

	December 31, 1999		December 31, 2000		December 31, 2001

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television,	Intermediate	Television,	Intermediate	Television,
	Holdings, LLC	LLC	Holdings, LLC	LLC	Holdings, LLC	LLC

	(In thousands)
Cash flows from operating activities:
Net loss	$(69,633)	$(64,265)	$(21,405)	$(17,167)	$(26,923)	$(22,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,061	17,061	19,831	19,831	20,251	20,251
Amortization of program rights	8,475	8,475	13,662	13,662	14,740	14,740
Amortization of debt issuance costs	1,044	1,044	1,607	1,490	1,511	1,511
Amortization of discount on 10 7/8% senior discount notes	16,247	16,247	13,305	13,305	7,702	—
Amortization of discount on 12% senior secured notes	5,918	—	6,752	—	—	—
(Gain) loss on sale of assets	11	11	(1,504)	(1,504)	18	18
Equity-based compensation	39,688	39,688	529	529	529	529
Long-term incentive plan	738	738	—	—	—	—
Deferred income taxes	(4,597)	(3,985)	(8,833)	(6,211)	(13,017)	(10,008)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables, net	(3,369)	(3,369)	(1,044)	(1,044)	1,459	1,459
(Increase) decrease in due from affiliates	(4)	3	—	—	—	—
(Increase) decrease in prepaid expenses	(622)	(622)	(418)	1,009	(269)	(269)
(Increase) decrease in other assets	(180)	(249)	103	(1,315)	463	420
Increase in accounts payable	905	905	1,884	1,884	1,406	1,406
Increase in accrued expenses	3,932	3,932	1,203	1,203	3,992	3,992
Payments on programming rights payable	(9,936)	(9,936)	(13,109)	(13,109)	(14,625)	(14,625)
Increase (decrease) in due to affiliates	1,188	1,188	—	—	119	(9)
Increase (decrease) in other liabilities	(960)	(960)	(154)	(154)	66	66

Net cash provided by (used in) operating activities	5,906	5,906	12,409	12,409	(2,578)	(2,578)

Cash flows from investing activities:
Purchase of property and equipment	(8,587)	(8,587)	(9,958)	(9,958)	(12,157)	(12,157)
Proceeds from sale of property and equipment	—	—	2,634	2,634	230	230
Purchase of and deposits for station interests	(68,630)	(68,630)	(866)	(866)	(618)	(618)
Purchase of digital tower interests	(3,471)	(3,471)	—	—	—	—
Contribution of Parent	—	—	—	—	7,600	7,600

Net cash used in investing activities	(80,688)	(80,688)	(8,190)	(8,190)	(4,945)	(4,945)

Cash flows from financing activities:
Increase in revolving credit facility	32,000	32,000	—	—	—	—
Payments on revolving credit facility	(40,000)	(40,000)	—	—	—	—
Cash restricted as collateral under capital lease facilities	—	—	—	—	(1,741)	(1,741)
Proceeds from capital lease facilities	3,173	3,173	3,772	3,772	5,707	5,707
Payments on capital lease facilities	(1,232)	(1,232)	(1,656)	(1,656)	(2,510)	(2,510)
Issuance of redeemable preferred membership units	15,000	—	—	—	—	—
Redemption of redeemable preferred units	(16,262)	—	—	—	—	—
Contribution from Parent	85,162	83,900	—	—	—	—

Net cash provided by financing activities	77,841	77,841	2,116	2,116	1,456	1,456

Net increase (decrease) in cash	3,059	3,059	6,335	6,335	(6,067)	(6,067)
Cash at beginning of period	953	953	4,012	4,012	10,347	10,347

Cash at end of period	$4,012	$4,012	$10,347	$10,347	$4,280	$4,280

Cash Payments for:
Interest	$2,591	$2,591	$831	$831	$20,021	$20,021
Taxes	$80	$80	$128	$128	$49	$49

Non-Cash Transactions:
Program rights in exchange for program rights payable	20,107	20,107	10,841	10,841	26,308	26,308
Exchange of note receivable and option deposit as purchase consideration for station interest	7,000	7,000	—	—	—	—
Contribution of Parent for equity-based compensation expense	$39,556	$39,556	$—	$—	$—	$—

See the notes to the consolidated financial statements

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES

ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of the Business and Formation

Presentation

      Financial statements are presented for each of ACME Intermediate Holdings, LLC (“ACME Intermediate”) and its wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). Unless the context states otherwise, references to the “Company” refers to both ACME Intermediate and ACME Television. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment.

Reorganization of Parent

      ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

      On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC (the parent company of ACME Intermediate) and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the “Reorganization”), whereby ACME Communications, Inc. became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate and its wholly-owned subsidiary ACME Television. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to “ACME Parent” herein refer to either ACME Television Holdings, or, subsequent to the Reorganization, ACME Communications, Inc.

Formation

      ACME Intermediate was formed on August 8, 1997. Upon formation, ACME Intermediate received a contribution from ACME Parent, of ACME Parent’s wholly-owned subsidiaries — ACME Television of Oregon, LLC (“ACME Oregon”) and ACME Television of Tennessee, LLC (“ACME Tennessee”) and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in ACME Intermediate and was treated as a transaction between entities under common control, similar to a pooling of interests, and accordingly, the transaction was recorded at historical cost. In addition, on September 30, 1997, ACME Parent made an additional contribution of $21,746,000 in exchange for membership units in the Company.

      ACME Television was formed on August 8, 1997. Upon formation, ACME Television received a contribution from ACME Parent through ACME Intermediate of ACME Parent’s wholly-owned subsidiaries — ACME Oregon and ACME Tennessee and certain other net assets. This Contribution of $25,455,000 (including cash of $2,380,000) was made in exchange for membership units in the Company and was treated as a transaction between entities under common control, similar to a pooling of interests, and accordingly the transaction was recorded at historical cost. In addition, on September 30, 1997, ACME Intermediate made an additional contribution of $60,061,000 in exchange for membership units in ACME Television.

      ACME Parent owns directly or indirectly, 100% of the outstanding membership units of ACME Intermediate. ACME Intermediate owns, directly or indirectly, 100% of the outstanding membership units of ACME Television.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nature of Business

      ACME Intermediate is a holding company with no independent operations other than its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

Network
Station - Channel	Market	Affiliation

KPLR - 11	St. Louis	WB
KWBP - 32	Portland, OR	WB
KUWB - 30	Salt Lake City	WB
KWBQ - 19	Albuquerque — Santa Fe	WB
KASY - 50	Albuquerque — Santa Fe	UPN
WBDT - 26	Dayton	WB
WBXX - 20	Knoxville	WB
WIWB - 14	Green Bay — Appleton	WB
WTVK - 46	Ft. Myers — Naples	WB
WBUI - 23	Champaign-Springfield-Decatur	WB

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

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and claims to cash that are restricted as to their withdrawal and/or use are considered restricted cash.

Accounts Receivable

      Accounts receivable are presented net of the related allowance for doubtful accounts which totaled $1,009,000 and $1,193,000 at December 31, 2000 and 2001, respectively.

Concentration of Credit Risk and Fair Value of Financial Statements

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and cash. Due to the short-term nature of these instruments, the carrying value approximates the fair market value. The Company believes that concentrations of credit risk with respect to accounts receivable, which are unsecured, are limited due to the Company’s ongoing relationship with its clients. The Company provides its estimate of uncollectible accounts. The Company has not experienced significant losses relating to accounts receivable. The estimated fair market value of the

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12% senior discount notes and the 10 7/8% senior secured notes was approximately $52 million and $168 million, respectively, at December 31, 2001.

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

Buildings and Improvements	20 - 30 years
Broadcast and other equipment	3 - 20 years
Furniture and fixtures	5 - 7 years
Vehicles	5 years

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation, as a liability, in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. The Company is also required to record a corresponding asset that is depreciated over the useful life of the asset. Under SFAS No. 143, the asset retirement liability is to be adjusted each accounting period to reflect the passage of time and any changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.

Intangible Assets

      Intangible assets consist of broadcast licenses and goodwill, both of which are amortized on a straight-line basis over a 20-year life.

	December 31,

	2000	2001

	(In thousands)
Broadcast licenses	$200,188	$200,213
Goodwill	106,707	106,707

Total intangible assets	306,895	306,920
Less: accumulated amortization	(38,931)	(54,292)

Net intangible assets	$267,964	$252,628

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the Financial Accounting Standards Board (the “FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 , Business Combinations, and SFAS No. 142 , Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

      The Company adopted the provisions of SFAS No. 141 in June 2001 and will adopt SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, Goodwill and other intangible assets acquired in business combinations that were completed before July 1, 2001 were amortized until the adoption of SFAS No. 142.

      As the Company represents one reporting unit, as defined by SFAS No. 142, goodwill has been evaluated on a consolidated basis. In addition, as prescribed by SFAS No. 142, the Company will no longer amortize goodwill beginning January 1, 2002.

      In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company will be required to test these intangible assets in accordance with the provisions of Statement 142 and will no longer amortize these intangibles beginning January 1, 2002.

      As of the proposed date of adoption, January 1, 2002, the Company has unamortized goodwill in the amount of $106.4 million and unamortized identifiable intangible assets in the amount of $165.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill and intangible assets was $16.4 million for the year ended December 31, 2001.

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

Local Marketing Agreements

      In connection with station acquisitions, and pending FCC approval of the transfer of license assets, the Company generally enters into local marketing agreements with the sellers. Under the terms of these agreements, we obtain the right to program and sell advertising time on 100% of the station’s inventory of broadcast time, incur certain operating expenses and may make payments to the sellers. As the holder of the FCC license, the seller/licensee retains ultimate control and responsibility for all programming broadcast on the station. We, in turn, record revenues from the sale of advertising time and operating expenses for costs incurred. Included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001 are net revenues of $125,000, $0 and $0, respectively, that relate to local

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing agreements. Payments of fees to the sellers for the years ended December 31, 1999, 2000, and 2001 were $27,500, $0, and $0 respectively. At December 31, 2001, the Company was not obligated for any future payments to sellers.

Carrying Value of Long-Lived Assets

      The Company follows Statement of Financial Accounting Standards No. 121 (Statement 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The carrying value of long-lived assets (tangible, identifiable intangible, and goodwill) is reviewed if the facts and circumstances suggest that they may be impaired. For purposes of this review, assets are grouped at the station level, which is the lowest level for which there are identifiable cash flows. If this review indicates that an asset’s carrying value will not be recoverable, as determined based on future expected, undiscounted cash flows, the carrying value is reduced to fair market value.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Opinion 30), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. The adoption of SFAS No. 144 for long-lived assets held for use will not have an impact on the Company’s financial statements. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

Debt Discount

      ACME Intermediate issued 12% Senior Secured Discount Notes and ACME Television issued 10 7/8% Senior Discount Notes at a discount from the face value of the notes. ACME Television’s 10 7/8% Senior Discount Notes are fully accreted, ACME Intermediate’s 12% Senior Secured Discount Notes are accreted using the level yield method.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Prior to the Reorganization, the Company was a non-taxable entity, therefore, no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a “C” corporation subject to federal and state taxation. Any liability or benefit from the Company’s non-taxable entities’ consolidated income or loss prior to the Reorganization is the responsibility of, or benefit to, the individual members.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conjunction with the Reorganization, the Company became part of a consolidated taxable group. As of the Reorganization date, the Company recorded deferred tax assets and liabilities for the difference between the financial statement carrying value of the Company’s assets and liabilities and their associated tax basis.

Accounting for Stock Options

      ACME Parent has issued stock options to the executives of ACME Parent and the Company and to certain Company employees. The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

Reclassifications

      Certain amounts previously reported for 1999 and 2000 have been reclassified to conform to the 2001 financial statement presentation.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2000	2001

	(In thousands)
Land	$541	$541
Buildings and improvements	5,459	6,100
Broadcast and other equipment	29,111	33,861
Furniture and fixtures	909	711
Vehicles	470	565
Construction in process	2,954	9,354

Total property and equipment, at cost	39,444	51,132
Less: Accumulated depreciation	(9,973)	(14,639)

Net property and equipment	$29,471	$36,493

      Included in property and equipment are assets subject to capital leases with a total cost of $12,844,000 and $18,551,000 and the associated accumulated depreciation of $3,648,000 and $5,009,000 at December 31, 2000 and 2001, respectively.

(4) Acquisitions

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

      In May 1998 the Company and the majority owners of KUPX entered into an agreement with another broadcaster in Salt Lake City to (i) swap KUPX for KUWB, subject to FCC approval (ii) enable the Company to operate KUWB under a local marketing agreement and (iii) enable the owner of KUWB to operate KUPX under a local marketing agreement. Pursuant to the LMA’s, the Company retains all operating revenues and expenses (excluding depreciation and amortization) of KUWB and the owner of KUWB retains all operating revenues and expenses (excluding depreciation and amortization) of KUPX. In March 1999, the FCC approved the swap of KUPX for KUWB and the transaction closed during the third quarter of 1999. The Company has accounted for the swap as a business combination and has recorded KUPX at its fair value. There was no significant difference between the fair value of KUPX and the historical cost of KUWB.

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

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 23, 1999, the Company acquired the non-FCC license assets of three Paxson Communication Corporation (“PCC”) stations serving the Dayton, OH, Green Bay, WI and Champaign-Decatur, IL markets for $32.0 million. On June 23, 1999, following FCC approval of the transfer of the FCC licenses, the Company acquired the licenses and completed the acquisition of the three stations by making a final payment to PCC of $8.0 million. The Company entered into local marketing agreements with the seller wherein the Company, effective June 2, 1999, retained all revenues generated by the stations, bore all operating expenses of the stations (excluding amortization) and had the right to program the stations (subject to the seller’s ultimate authority for programming) and the stations’ existing programming commitments. The local marketing agreement terminated upon the consummation of the acquisition. Consequently, under the local marketing agreement the revenues and operating expenses (excluding amortization) of the station are included in the Company’s results of operations from June 2, 1999 to June 23, 1999. The purchase of the FCC licenses was recorded on the consolidated balance sheet of the Company on June 23, 1999 and the Company’s results of operations includes revenues and expenses (including amortization of intangible assets) beginning June 24, 1999. The Company financed this $40.0 million transaction by a $25.0 million borrowing under its revolving credit agreement and the issuance of $15.0 million in redeemable preferred units by ACME Intermediate (see Notes 7 and 11). The acquisition was accounted for using the purchase method. The excess of the purchase price over the fair market value of the assets acquired of approximately $35.6 million has been recorded as intangible broadcast licenses and goodwill, all of which are being amortized over a period of 20 years.

      On December 3, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of station KASY TV-50, serving the Albuquerque — Santa Fe, New Mexico market, from Ramar Communications (“Ramar”) for approximately $27 million. The Company entered into an interim LMA arrangement with Ramar to begin operating the station effective November 1, 1999. The interim LMA terminated upon the completion of the acquisition. Under the local marketing agreement, all of the revenues and operating expenses (excluding depreciation and amortization) of the station are included in the Company’s results of operations from November 1, 1999 to December 3, 1999. The purchase transaction was recorded on December 3, 1999 and the Company’s results of operations (including depreciation and amortization) beginning December 3, 1999.

      The unaudited pro forma financial information for the year ended December 31, 1999, set forth below reflects the net revenues and net loss assuming the KUWB, KWBQ, KASY, WBDT, WBUI and WIWB transactions had taken place at the beginning of each respective year. This unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred on January 1, 1999.

Year Ended
December 31, 1999

Net revenues	$63,109
Net loss	(74,576)
Net loss per share	$(9.37)

(5) Unit Offering and 12% Senior Secured Discount Notes

      On September 30, 1997, ACME Intermediate issued 71,634 Units (the Unit Offering) consisting of 71,634 membership units (representing 8% of the ACME Intermediate’s outstanding membership equity) and $71,634,000 (par value at maturity) in 12% senior secured discount notes due 2005 (Intermediate Notes). Cash interest on the Intermediate Notes is payable semi-annually in arrears, commencing with the six-month period ending March 31, 2003. The Notes mature on September 30, 2005 and may not be prepaid prior to September 30, 2000 and subsequently, may not be prepaid without penalty prior to October 1, 2003. The net proceeds from the Unit Offering, after the deduction of underwriter fees and other related offering costs, were

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$38.3 million and were received by the Company on September 30, 1997. The Company has allocated approximately $4.2 million of such net proceeds to minority interest, $35.6 million to the Intermediate notes and $1.5 million to prepaid financing costs  — the latter which is being amortized over the eight-year term of the notes. The Intermediate Notes contain certain covenants and restrictions including restrictions on future indebtedness and restricted payments, as defined, and limitations on liens, investments, transactions with affiliates and certain asset sales. The Company was in compliance with all such covenants and restrictions at December 31, 2000. In connection with the Reorganization the membership units issued in the Unit Offering (representing a minority interest) were acquired by ACME Parent for shares of its common stock. The acquisition of minority interest was recorded based upon the fair market value of the stock issued.

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

(6) 10 7/8% Senior Discount Notes

      On September 30, 1997, ACME Television issued 10 7/8% senior discount notes due 2004 (the “Television Notes”) with a face value of $175,000,000 and received $127,370,000 in gross proceeds from such issuance. The Television Notes provide for semi-annual cash interest payments starting on March 31, 2001. At December 31, 2000 and 2001 $4,758,000 in accrued interest on the Television Notes was included in current accrued liabilities. The Television Notes are effectively subordinated to ACME Television’s bank revolver and to ACME Television’s capital equipment finance facilities. The Television Notes mature on September 30, 2004. The Television Notes may not be prepaid without penalty prior to October 1, 2003.

      The Television Notes contain certain covenants and restrictions including restrictions on future indebtedness and limitations on investments, and transactions with affiliates. ACME Television was in compliance with all such covenants and restrictions at December 31, 2001.

      Costs associated with the issuance of these notes, including the underwriters fees and related professional fees are included in long-term other assets and are being amortized over the seven year term of the Television Notes.

      ACME Television’s subsidiaries (hereinafter referred to in this section collectively as Subsidiary Guarantors) are fully, unconditionally, and jointly and severally liable for ACME Television’s Notes. The Subsidiary Guarantors are wholly owned and constitute all of ACME Television’s direct and indirect subsidiaries except for ACME Finance Corporation, a wholly owned finance subsidiary of ACME Television with essentially no assets or independent operations that is jointly and severally liable with the Company on the Television Notes. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) ACME Television is a holding company with no independent operations other than its investments in its subsidiaries and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

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
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from ACME Parent in exchange for an additional 8,000 redeemable preferred units. ACME Intermediate, on the same days of receipt from ACME Parent, contributed to ACME Television the aggregate $15 million.

      The terms of the ACME Intermediate preferred units provided for dividend accruals at the rate of 22.5% per annum for the first six months following issuance and were mandatorily redeemable to ACME Parent on the earlier of (a) the completion of new permanent financing, including an initial public offering or a debt offering or (b) October 1, 2005. ACME Intermediate redeemed all of the preferred units at the close of ACME Parent’s initial public offering on October 5, 1999.

(8) Bank Revolver

      ACME Television had a revolving credit facility (the “Loan Agreement”) with Canadian Imperial Bank Corporation (CIBC), as agent and lead lender. Under the terms of the Loan Agreement, advances bore interest at a base rate, that at our option, was either the bank’s prime rate or LIBOR, plus a spread. Commitment fees were charged at a rate of .5% per annum, paid quarterly, on the unused portion of the facility. On December 29, 2000, the Loan Agreement was amended to provide less restrictive financial covenants and the Company voluntarily reduced the Banks’ aggregate commitment from $36 million to $30 million as of December 31, 2000 and the commitment amortization rate was reduced throughout the balance of the term. The aggregate commitment at December 31, 2001 was $22 million. The term of the agreement was to end September 30, 2002. As of December 31, 2000 and 2001 there were no outstanding balances under the Loan Agreement. ACME Television was not in compliance with all of the material covenants of the Loan Agreement at December 31, 2001.

      In February 2002, the Company completed the replacement of the revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of the Company’s television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. The agent is obligated to use its best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, the Company has the option to borrow at an interest rate determined by either a base rate (Wells Fargo Banks’ prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum cash interest coverage, (d) minimum net tangible worth and (e) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants which require the lender’s approval for certain station acquisitions and dispositions.

      Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities. There is approximately $292,000 in capitalized cost related to the CIBC facility as of December 31, 2001 that will be expensed in the first quarter of 2002.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Commitments and Contingencies

Obligations Under Operating Leases

      The Company is obligated under non-cancelable operating leases for office space, office equipment, broadcast equipment and transmission sites. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2001, are:

(In thousands)
2002	$1,941
2003	1,864
2004	1,770
2005	1,365
2006	1,286
Thereafter	10,266

Total	$18,492

      Total rental expense under operating leases for the twelve months ended December 31, 1999, 2000 and 2001 was approximately $850,000, $1,740,000 and $1,785,000 respectively.

Obligations Under Capital Leases

      As of December 31, 2001, certain equipment was leased under capital equipment facilities. These capital lease obligations expire over the next five years. Future minimum lease payments under capital leases as of December 31, 2001 are:

(In thousands)
2002	$4,164
2003	3,603
2004	2,878
2005	2,601
2006	830
Thereafter	1,199

Total	15,275
Less: Amount representing interest	(2,549)

Present value of minimum lease payments	12,726
Less: Current portion	(3,290)

Long-term portion	$9,436

Program Rights Payable

      Commitments for program rights that have been executed, but which have not been recorded in the accompanying financial statements, as the underlying programming is not yet available for broadcast, were approximately $50,768,000 as of December 31, 2001.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities on the Company’s program rights payables (including commitments not recognized in the accompanying financial statements due to the lack of current availability for broadcast) for each of the next five years are:

(In thousands)
2002	$16,232
2003	19,128
2004	15,936
2005	12,487
2006	7,209
Thereafter	13,828

Total	$84,820

Certain Compensation Arrangements

      In June 1997, ACME Parent issued an aggregate of 100 management carry units to certain executives. These units entitled holders to certain distribution rights upon achievement of certain returns by non-management investors and were subject to forfeiture or repurchase by ACME Parent in the event of termination of each individual’s employment by the Company under certain specified circumstances. These management carry units were accounted for as a variable plan resulting in an expense when it is probable that any such distributions will be made. The Company determined the value of these at the issuance date to be immaterial. Upon the closing of ACME Parent’s IPO these management carry units were exchanged for fully vested shares of ACME Parent’s common stock. The issuance of the management carry units related to management services provided to the Company by the executives and therefore all expense recognized in connection with these awards were charged to the Company by ACME Parent and have been treated as a capital contribution by ACME Parent to the Company. During 1999, the Company recorded an expense of $39.6 million relating to the units. No expense was recorded relating to these units in 2000 or 2001.

Legal Proceedings

      The Company is, from time to time, involved in litigation incidental to the conduct of our business. The Company is not currently a party to any lawsuit or proceeding that we believe would have a material adverse effect on our financial condition, results of operations or liquidity.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Income Taxes

      The income tax benefit consists of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 1999		December 31, 2000		December 31, 2001

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television	Intermediate	Television

	(In thousands)		(In thousands)		(In thousands)
Current:
Federal income taxes	$—	$—	$—	$—	$—	$—
State income taxes	—	—	140	140	47	47

Total current tax expense	$—	$—	$140	$140	$47	$47
Deferred:
Federal income taxes	$(4,597)	$(3,985)	$(7,888)	$(5,556)	$(11,124)	$(8,619)
State income taxes	—	—	(970)	(681)	(1,892)	(1,388)

Total deferred tax benefit	(4,597)	(3,985)	(8,858)	(6,237)	(13,016)	(10,007)

Total income tax benefit	$(4,597)	$(3,985)	$(8,718)	$(6,097)	$(12,969)	$(9,960)

      The differences between the income tax benefit and income taxes computed using the U.S. Federal statutory income tax rates (34%) consist of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 1999		December 31, 2000		December 31, 2001

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television	Intermediate	Television

	Expense/(Benefit)		Expense/(Benefit)		Expense/(Benefit)
	(In thousands)		(In thousands)		(In thousands)
Tax benefit at U.S. Federal rate	$(25,238)	$(23,205)	$(10,242)	$(7,910)	$(13,556)	$(10,880)
State income taxes, net of Federal tax benefit	(489)	(489)	(867)	(578)	(1,444)	(1,111)
Termination of non-taxable status	(953)	(953)	—	—	—	—
Losses allocated to LLC members	7,193	5,772	—	—	—	—
Nondeductible expenses	15,202	15,202	2,387	2,387	1,672	1,672
Other	(312)	(312)	4	4	359	359

Income tax benefit	$(4,597)	$(3,985)	$(8,718)	$(6,097)	$(12,969)	$(9,960)

      Prior to the Reorganization, the Company was a non-taxable entity, therefore no income taxes have been provided for its operations other than at its subsidiary ACME Television of Missouri, Inc. which is a C corporation subject to federal and state taxation. Any liability or benefit from the Company’s non-taxable entities’ consolidated income or loss prior to the Reorganization is the responsibility of, or benefit to, the

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual members. The 1999 data listed below take into consideration the tax effect to the Company after its Reorganization.

	Year Ended December 31,		Year Ended December 31,
	2000		2001

	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television

	(In thousands)		(In thousands)
Current deferred tax assets:
Accrued vacation	$200	$200	$260	$260
State income taxes	49	49	16	16
Bad debt and other reserves	386	386	457	457
Deferred revenue	141	141	55	55
Other	363	363	(42)	(42)

Total current deferred tax assets	1,139	1,139	746	746

Non-current deferred tax liabilities:
Fixed asset depreciation	(146)	(146)	(572)	(572)
Intangible amortization	(27,164)	(27,164)	(29,438)	(29,438)
Book interest expense for original issue discount on 12% Senior Secured Discount Notes	3,184	—	6,127	—
Deferred compensation	546	546	760	760
Net operating loss carryforward	10,158	10,109	21,816	21,700
Program amortization	(1,801)	(1,801)	(354)	(354)
Charitable contributions	98	98	97	97
Other	80	79	(71)	(71)

Total non-current	(15,045)	(18,279)	(1,635)	(7,878)

Total net deferred income tax liabilities:	$(13,906)	$(17,140)	$(889)	$(7,132)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in specific tax jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based primarily upon the reversal of temporary differences which will become deductible, management has concluded that it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2001 and 2000.

(11) Related Party Transactions

      The Company’s stations have entered into affiliation agreements and, from time to time, related marketing arrangements with The WB Network. Jamie Kellner, ACME Parent’s Chief Executive Officer, is the chief executive officer of The WB Network.

      In connection with the acquisition of WBUI, WIWB and WBDT in June of 1999, we paid CEA, Inc. a broker’s fee of $125,000. CEA, Inc. also received compensation from the seller in connection with the purchase of WBUI, WIWB and WBDT. At the time of the transaction, one of ACME Parent’s directors, Mr. Collis, was an officer of an affiliate of CEA Inc. Mr. Collis is no longer affiliated with CEA, Inc. or its affiliate.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Defined Contribution Plan

      In 1998, the Company established a 401(k) defined contribution plan (the Plan) which covers all eligible employees (as defined in the Plan). Participants are allowed to make non-forfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 50% of the amounts contributed by each participant but does not match participants’ contributions in excess of 6% of their contribution per pay period. The Company contributed and expensed $173,000 to the Plan for the year ended December 31, 1999, $273,000 for the year ended December 31, 2000 and $331,000 for the year ended December 31, 2001.

(13) Stock Option Compensation

      ACME Parents’ 1999 Stock Incentive Plan provides additional means to attract, motivate, reward and retain key personnel. All of the options granted to date under the Plan have been to Company employees or to executives of ACME Parent who render services to the Company. The administrator has the authority to grant different types of stock and cash incentive awards and to select participants. While only stock options and restricted stock awards are contemplated at this time, other forms of awards may be granted to give us flexibility to structure future incentives. Our employees, officers, directors, and consultants may be selected to receive awards under the plan.

      A maximum of 4,200,000 shares of ACME Parent’s common stock may be issued under the plan, (approximately 25.08% of our outstanding shares). The number of shares subject to stock options and stock appreciation rights granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. The number of shares subject to all awards granted under the plan to any one person in a calendar year cannot exceed 1,000,000 shares. Performance-based awards payable solely in cash that are granted under the plan to any one person in a calendar year cannot provide for payment of more than $1,000,000.

      Each share limit and award under the plan is subject to adjustment for certain changes in our capital structure, reorganizations and other extraordinary events. Shares subject to awards that are not paid or exercised before they expire or are terminated are available for future grants under the plan.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity during the year consisted of the following:

	1999		2000		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Price	of	Price	of	Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Stock options outstanding, beginning of year	—	$—	2,831,591	$22.56	3,263,391	$21.31
Options granted:
1999 at $15.00 to $23.00 per share	2,834,091	22.56	—	—	—	—
2000 at $9.13 to $25.06 per share	—	—	451,050	16.49	—	—
2001 at $6.95 to $10.56 per share	—	—	—	—	478,000	7.00
Options forfeited or terminated	2,500	23.00	19,250	23.38	1,209,118	22.55
Options exercised	—	—	—	—	—	—

Stock options outstanding, end of year	2,831,591	$22.56	3,263,391	$21.31	2,532,273	$18.02

Stock options exercisable, end of year	552,273	$23.00	1,263,785	$22.36	1,213,485	$21.27

Options available for grant, end of year	1,368,409		936,609		1,667,727

      The following table summarizes information concerning currently outstanding and exercisable options:

	Outstanding Stock Options			Exercisable Stock Options

			Weighted		Weighted
		Weighted-Average	Average		Average
Range of		Remaining	Exercise	Shares	Exercise
Exercise Prices	Shares	Contractual Life	Price	Exercisable	Price

$6.95 - $10.00	691,050	9.6 years	$7.65	43,700	$9.13
$10.56 - $15.00	273,500	7.7 years	$14.92	179,000	$15.00
$18.00 - $24.88	1,567,723	7.8 years	$23.14	700,849	$23.03

	2,532,273			923,549

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for options granted at or above fair market value at the time of grant. For the grants that were made at an option price lower than fair market value at the time of grant, compensation expense of $132,000 was recognized in the fourth quarter of

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 (the first quarter of the vesting period) and $529,000 for the years ended December 31, 2000 and 2001. The options granted at below fair market value at the date of grant were granted upon conversion of the Company’s Long Term Incentive Plan (LTIP). The Company recognized compensation expense under the LTIP of $338,000 during the year ended December 31, 1999. All amounts expensed prior to the conversion of the LTIP ($738,000) are netted against the total of the below market option compensation expense to arrive at the expense to be recognized over the vesting period of such options.

      Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) for the year ended December 31, 1999 and 2000 would have been as follows:

	1999 Net Loss		2000 Net Loss		2001 Net Loss

	ACME	ACME	ACME	ACME	ACME	ACME
	Intermediate	Television	Intermediate	Television	Intermediate	Television

As reported	$(69,633)	$(64,265)	$(21,405)	$(17,167)	$(29,893)	$(22,059)
Pro forma	$(71,257)	$(65,889)	$(28,762)	$(24,524)	$(34,757)	$(29,893)

      The fair value of the options granted were used to calculate the pro forma net income and net income per common share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

	1999	2000	2001

Dividend yield	—	—	—
Expected volatility	50.00	121.00%	140.58%
Risk free interest rate	6.11%	5.87%	3.25%
Expected life (in months)	60	60	60
Weighted average fair value of grants	$12.03	$13.99	$6.23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.	Executive Compensation

      Omitted under the reduced disclosure format pursuant to General Instruction I (2)(c) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions

      Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements

      The following financial statements are included in Item 8:

ACME Intermediate Holdings, LLC and Subsidiaries and ACME Television, LLC and Subsidiaries:

•	Consolidated Balance Sheets as of December 31, 2000 and 2001.

•	Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.

•	Consolidated Statements of Members’ Capital for the years ended December 31, 1999, 2000 and 2001.

•	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

•	Notes to the Consolidated Financial Statements.

      (a) 2.  Financial Statement Schedules

      The following financial statement schedules are included in Item 14 (d):

Schedule I — Condensed Financial Information of ACME Intermediate Holdings, LLC and ACME Television, LLC (Parent Companies):

•	Balance Sheets as of December 31, 2000 and 2001.

•	Statements of Operations for the years ended December 31, 1999, 2000 and 2001.

•	Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

•	Notes to the Condensed Financial Information.

           Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto, included in Item 8 herewith.

      (a) 3. Exhibits

Exhibit
Number	Description

3.1(1)	Certificate of Formation of ACME Intermediate Holdings, LLC.
3.2(1)	Limited Liability Company Agreement of ACME Intermediate Holdings, LLC.
3.3(2)	Certificate of Formation of ACME Television, LLC.
3.4(2)	Limited Liability Company Agreement of ACME Television, LLC.
4.1(1)	Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company.
4.2(1)	Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.
4.3(3)	First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.4(3)	Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.5(4)	Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.
10.1(5)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.
10.2(5)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.
10.3(5)	Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.
10.4(5)	Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.5*	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated as of February 13, 2002.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2)	Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

(3)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(4)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(5)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.

      (b) Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME INTERMEDIATE HOLDINGS, LLC

/s/ THOMAS ALLEN

Thomas Allen
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMIE KELLNER Jamie Kellner	Chairman of the Board, Chief Executive Officer and Member of ACME Parent’s Board of Advisors (Principal Executive Officer)	April 1, 2002
/s/ DOUGLAS GEALY Douglas Gealy	President and Member of ACME Parent’s Board of Advisors	April 1, 2002
/s/ THOMAS ALLEN Thomas Allen	Executive Vice President and Chief Financial Officer and Member of the Board of Advisors (Principal Financial Officer)	April 1, 2002
/s/ EDWARD DANDURAN Edward Danduran	Vice President and Controller (Principal Accounting Officer)	April 1, 2002
/s/ THOMAS ALLEN ACME Television Holdings, LLC	Majority Member	April 1, 2002

By: THOMAS ALLEN Title: Executive Vice President and Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME TELEVISION, LLC

/s/ THOMAS ALLEN

Thomas Allen
Executive Vice President and
Chief Financial Officer and Director
(Principal Financial Officer)

Date: April 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMIE KELLNER Jamie Kellner	Chairman of the Board, Chief Executive Officer and Member of ACME Parent’s Board of Advisors (Principal Executive Officer)	April 1, 2002
/s/ DOUGLAS GEALY Douglas Gealy	President and Member of ACME Parent’s Board of Advisors	April 1, 2002
/s/ THOMAS ALLEN Thomas Allen	Executive Vice President and Chief Financial Officer and Member of the Board of Advisors (Principal Financial Officer)	April 1, 2002
/s/ EDWARD DANDURAN Edward Danduran	Vice President and Controller (Principal Accounting Officer)	April 1, 2002
/s/ THOMAS ALLEN ACME Intermediate Holdings, LLC	Majority Member	April 1, 2002

By: Thomas Allen Title: Executive Vice President and Chief Financial Officer

SCHEDULE I.

ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC

(Parent Companies)

Condensed Financial Information

Balance Sheets

	As of December 31, 2000		As of December 31, 2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,607	$—	$1,281
Restricted cash	—	—	—	1,741
Accounts receivable	—	6	—	—
Prepaid expenses and other current assets	—	189	—	472

Total current assets	—	6,802	—	3,494
Property and equipment, net	—	195	—	133
Investment in and advances to subsidiaries	114,718	293,308	100,789	292,542
Acquisition related deposits	—	652	—	314
Deferred taxes	3,234	—	6,243	—
Prepaid financing costs	1,427	4,849	1,256	3,349
Other assets	—	30	—	—

Total assets	$119,379	$305,836	$108,288	$299,832

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$—	$1,742	$—	$1,699
Accrued liabilities	—	5,406	—	5,226
Deferred income taxes	—	8,843	—	17,040
Capital leases payable	—	48	—	52

Total current liabilities	—	16,039	—	24,017
Capital leases payable, less current portion	—	79	—	27
Due to affiliates	128	—	128	—
10 7/8% senior discount notes	—	175,000	—	175,000
12% senior secured notes	54,722	—	62,424	—

Total liabilities	54,850	191,118	62,552	199,044

Members’ capital
Members’ capital	183,257	217,418	191,387	225,547
Accumulated deficit	(118,728)	(102,700)	(145,651)	(124,759)

Total members’ capital	64,529	114,718	45,736	100,788

Total liabilities and members’ capital	$119,379	$305,836	$108,288	$299,832

See accompanying notes to condensed financial information.

ACME INTERMEDIATE HOLDINGS, LLC

ACME TELEVISION, LLC
(Parent Companies)

Condensed Financial Information

Statement of Operations

	For the Years Ended December 31,

	1999		2000		2001

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
Revenues	$—	$—	$—	$—	$—	$—

Corporate	—	6,615	—	3,289	—	3,429
Equity-based compensation	—	39,688	—	529	—	529
Depreciation and amortization	—	84	—	106	—	102

Operating loss	—	(46,387)	—	(3,924)	—	(4,060)
Interest income from subsidiaries	—	31,360	—	40,282	—	42,844
Other income	—	—	—	127	—	115
Interest expense	(5,980)	(19,000)	(6,860)	(19,784)	(7,873)	(20,541)

Income before taxes and equity in net loss of subsidiaries	(5,980)	(34,027)	(6,860)	16,701	(7,873)	18,358
Income tax benefit (expense)	612	(1,385)	2,622	(7,458)	3,009	(8,197)

Income (loss) before equity in net loss of subsidiaries	(5,368)	(35,412)	(4,238)	9,243	(4,864)	10,161
Equity in net loss of subsidiaries	(64,265)	(28,853)	(17,167)	(26,410)	(22,059)	(32,220)

Net loss	$(69,633)	$(64,265)	$(21,405)	$(17,167)	$(26,923)	$(22,059)

See accompanying notes to condensed financial information.

ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC

(PARENT COMPANIES)

Condensed Financial Information

Statement of Cash Flows

	For the Years Ended December 31,

	1999		2000		2001

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
Cash flows from operating activities:
Net loss	$(69,633)	$(64,265)	$(21,405)	$(17,167)	$(26,923)	$(22,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	84	—	106	—	102
Amortization of discount on 10 7/8% senior discount notes	—	16,247	—	13,305	—	—
Amortization of discount on 12% senior secured notes	5,918	—	6,752	—	7,702	—
Amortization of debt issuance costs	61	713	117	1,490	—	—
Equity-based compensation	—	39,688	529	529	529	529
Equity in net loss of subsidiaries	64,265	28,853	17,617	26,410	22,059	32,220
Deferred income tax	(612)	1,385	(2,622)	7,458	(3,009)	8,197
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	—	(3)	—	9	—	6
(Increase) decrease in other assets	—	(97)	—	(30)	—	30
(Increase) decrease in prepaid financing costs	—	—	(9)	(396)	171	1,500
(Increase) decrease in prepaid expenses	—	(317)	—	255	—	(283)
Increase (decrease) in accounts payable	—	225	—	(276)	—	(43)
Increase in due from affiliates	1	131	—	—	—	—
Increase (decrease) in accrued expenses	—	1,616	—	1,959	1	(180)

Net cash provided by operating activities	—	24,260	979	33,652	530	20,019

Continued on next page

See accompanying notes to condensed financial information.

ACME INTERMEDIATE HOLDINGS, LLC AND ACME TELEVISION, LLC

(PARENT COMPANIES)

Condensed Financial Information

Statement of Cash Flows (Continued)

	For the Years Ended December 31,

	1999		2000		2001

	ACME		ACME		ACME
	Intermediate	ACME	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(In thousands)
Cash flows from investing activities:
Purchase of property and equipment	—	(132)	—	(53)	—	(40)
Deposits for station interests	—	—	—	—	—	338
Investments in and advances to affiliates	(83,900)	(97,753)	(979)	(30,056)	(8,130)	(31,454)

Net cash used in investing activities	(83,900)	(97,885)	(979)	(30,109)	(8,130)	(31,156)

Cash flows from financing activities:
Increase in revolving credit facility	—	32,000	—	—	—	—
Payments on revolving credit facility	—	(40,000)	—	—	—	—
Cash restricted as collateral under capital lease facilities	—	—	—	—	—	(1,741)
Payments on capital lease facilities	—	(39)	—	(44)	—	(48)
Contribution from Parent	85,162	83,900	—	—	7,600	7,600
Issuance of redeemable preferred units	15,000	—	—	—	—	—
Redemption of redeemable preferred units	(16,262)	—	—	—	—	—
Payment of prepaid financing costs	—	—	—	—	—	—

Net cash provided by (used in) financing activities	83,900	75,861	—	(44)	7,600	5,811

Net increase (decrease) in cash	—	2,236	—	3,499	—	(5,326)
Cash at beginning of period	—	872	—	3,108	—	6,607

Cash at end of period	$—	$3,108	$—	$6,607	$—	$1,281

Non-Cash Transactions:
Contribution of Parent	$40,426	$738	$—	$—	$—	$—

See accompanying notes to condensed financial information.

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

3. Long-Term Debt

      There are no cash interest payments due on ACME Intermediate Holdings, LLC’s Senior Secured Discount Notes until March 31, 2003. At December 31, 2000 and 2001, ACME Television, LLC has $4,758,000 included in accrued liabilities for the interest payment due March 31, 2000 and 2001 on ACME Television, LLC’s Senior Discount Notes.

SCHEDULE II

ACME INTERMEDIATE HOLDINGS, LLC

AND
ACME TELEVISION, LLC

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND

DECEMBER 31, 2000 AND DECEMBER 31, 2001

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
Allowance for doubtful accounts	of Period	Expense	Deductions	Period

	(In thousands)
Year ended December 31, 1999	555	485	324	716
Year ended December 31, 2000	716	562	269	1,009
Year ended December 31, 2001	1,009	739	555	1,193

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Certificate of Formation of ACME Intermediate Holdings, LLC.
3.2(1)	Limited Liability Company Agreement of ACME Intermediate Holdings, LLC.
3.3(2)	Certificate of Formation of ACME Television, LLC.
3.4(2)	Limited Liability Company Agreement of ACME Television, LLC.
4.1(1)	Indenture, dated September 30, 1997, by and among ACME Intermediate Holdings, LLC and ACME Intermediate Finance, Inc., as Issuers, and Wilmington Trust Company.
4.2(1)	Indenture, dated September 30, 1997, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.
4.3(3)	First Supplemental Indenture, dated February 11, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.4(3)	Second Supplemental Indenture, dated March 13, 1998, by and among ACME Television, LLC and ACME Finance Corporation, the Guarantors named therein, and Wilmington Trust Company.
4.5(4)	Third Supplemental Indenture, dated August 21, 1998, by and among ACME Television, LLC and ACME Finance Corporation, as issuers, the Guarantors named therein, and Wilmington Trust Company.
10.1(5)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Doug Gealy.
10.2(5)	Form of Employment Agreement, as amended, by and between ACME Communications, Inc. and Tom Allen.
10.3(5)	Consulting Agreement, as amended, by and between ACME Communications, Inc. and Jamie Kellner.
10.4(5)	Employment Agreement, dated September 27, 1999 by and between ACME Communications, Inc. and Ed Danduran.
10.5*	Loan and Security Agreement by and among ACME Television, LLC, the Lenders that are signatories thereto and Foothill Capital Corporation as Arranger and Administrative Agent dated as of February 13, 2002.

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement for ACME Intermediate Holdings, LLC on Form S-4, File No. 333-4027, filed on November 14, 1997.

(2)	Incorporated by reference to the Registration Statement for ACME Television, LLC on Form S-4, File No. 333-40281, filed on November 14, 1997.

(3)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending March 31, 1998.

(4)	Incorporated by reference to ACME Intermediate Holdings LLC’s Quarterly Report on Form 10-Q for the period ending September 30, 1998.

(5)	Incorporated by reference to the Registration Statement for ACME Communications, Inc. on Form S-1, File No. 333-84191, filed on September 29, 1999.