Form 10-Q
period 2002-03-31
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2002-05-15
CIK 1049530, 1049510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers:

ACME Intermediate Holdings, LLC ACME Television, LLC	333-40277 333-40281

ACME INTERMEDIATE HOLDINGS, LLC
AND
ACME TELEVISION, LLC
(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	ACME INTERMEDIATE HOLDINGS, LLC ACME TELEVISION, LLC	52-2050589 52-2050588 (I.R.S. employer identifications no.)

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

As of May 15, 2002, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

ACME INTERMEDIATE HOLDINGS, LLC
AND
ACME TELEVISION, LLC

FORM 10-Q

ITEM
NUMBER		PAGE

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002	3

	Consolidated Statements of Operations and Members’ Capital for the Three Months Ended March 31, 2001 and March 31, 2002	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Balance Sheets

	As of December 31, 2001		As of March 31, 2002

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

			(Unaudited)
		(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,280	$4,280	$11,901	$11,901
Restricted cash	1,741	1,741	$2,875	$2,875
Accounts receivable, net	13,563	13,563	12,537	12,537
Current portion of programming rights	14,539	14,539	12,952	12,952
Prepaid expenses and other current assets	1,286	1,286	1,527	1,527
Deferred income taxes	746	746	—	—

Total current assets	36,155	36,155	41,792	41,792

Property and equipment, net	36,493	36,493	39,116	39,116
Programming rights, net of current portion	20,490	20,490	25,578	25,578
Intangible assets, net	252,595	252,595	252,595	252,595
Other assets	8,369	7,113	8,643	7,438
Deposits	848	848	931	931

Total assets	$354,950	$353,694	$368,655	$367,450

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	8,620	8,620	$9,299	$9,299
Accrued liabilities	13,269	13,269	14,858	14,858
Due to affiliates	1,161	1,033	1,160	1,032
Current portion of programming rights payable	14,121	14,121	12,952	12,952
Current portion of obligations under lease	3,290	3,290	3,998	3,998

Total current liabilities	40,461	40,333	42,267	42,139

Programming rights payable, net of current portion	19,931	19,931	24,559	24,559
Obligations under lease, net of current portion	9,436	9,436	11,119	11,119
Other liabilities	328	328	251	251
Deferred income taxes	1,635	7,878	30,780	30,280
10 7/8% senior discount notes	175,000	175,000	175,000	175,000
12% senior secured notes	62,424	—	64,478	—

Total liabilities	309,215	252,906	348,454	283,348

Members’ capital	191,386	225,547	203,487	237,648
Accumulated deficit	(145,651)	(124,759)	(183,286)	(153,546)

Total members’ capital	45,735	100,788	20,201	84,102

Total liabilities and members’ capital	$354,950	$353,694	$368,655	$367,450

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Operations and Members’ Capital
(Unaudited)

	For the Three Months Ended March 31,

	2001		2002

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

		(In thousands)
Net revenues	$16,481	$16,481	$16,847	$16,847
Operating expenses:
Station operating expenses	13,585	13,585	14,660	14,660
Depreciation and amortization	4,959	4,959	1,171	1,171
Corporate expenses	914	914	817	817
Equity-based compensation	132	132	115	115

Operating income (loss)	(3,109)	(3,109)	84	84

Other income (expenses):
Interest income	133	133	13	13
Interest expense	(7,144)	(5,309)	(7,748)	(5,643)
Other expense	(45)	(45)	(49)	(49)

Net loss before income taxes	(10,165)	(8,330)	(7,700)	(5,595)
Income tax benefit	3,388	2,691	(29,935)	(23,192)

Net loss	$(6,777)	$(5,639)	$(37,635)	$(28,787)

Parent’s contributions	132	132	12,101	12,101
Members’ Capital at the beginning of the period	64,529	114,718	45,735	100,788

Members’ Capital at the end of the period	$57,884	$109,211	$20,201	$84,102

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended

	March 31, 2001		March 31, 2002

	ACME	ACME	ACME	ACME
	Intermediate	Television,	Intermediate	Television,
	Holdings, LLC	LLC	Holdings, LLC	LLC

Cash flows from operating activities:
Net loss	$(6,777)	$(5,639)	$(37,635)	$(28,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,959	4,959	1,171	1,171
Amortization of program rights	3,515	3,515	4,064	4,064
Amortization of debt issuance costs	387	164	683	632
Amortization of discount on 12% senior secured notes	1,801	—	2,054	—
Equity-based compensation	132	132	115	115
Deferred taxes	(3,408)	(2,711)	29,935	23,192
Changes in assets and liabilities:
Decrease in accounts receivables, net	2,638	2,638	1,025	1,025
Increase in prepaid expenses	(267)	(301)	(241)	(241)
(Increase) decrease in other assets	(172)	51	(260)	(260)
Increase (decrease) in accounts payable	(1,042)	(1,042)	3,546	3,546
Increase in accrued liabilities	5,136	5,136	1,596	1,596
Payments on programming rights payable	(3,531)	(3,531)	(4,132)	(4,132)
Increase in due to affiliates	110	110	—	—
Decrease in other liabilities	—	—	(18)	(18)

Net cash provided by operating activities	3,481	3,481	1,903	1,903

Cash flows from investing activities:
Purchase of property and equipment	(914)	(914)	(6,661)	(6,661)

Cash flows from financing activities:
Payment of financing costs on credit facility	—	—	(780)	(780)
Cash restricted as collateral under capital lease facilities	—	—	(1,134)	(1,134)
Capital lease obligations	—	—	3,274	3,274
Payments of capital lease obligations	(554)	(554)	(967)	(967)
Capital contribution from parent	—	—	11,986	11,986

Net cash provided by (used in) financing activities	(554)	(554)	12,379	12,379

Net increase in cash	2,013	2,013	7,621	7,621
Cash at beginning of period	10,347	10,347	4,280	4,280

Cash at end of period	$12,360	$12,360	$11,901	$11,901

Cash payments for:
Interest	$258	$258	$288	$288
Taxes	$20	$20	$58	$58

Non-cash transactions:
Program rights in exchange for program rights payable	$53	$53	$7,565	$7,565

See the notes to the consolidated financial statements.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2002

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

Description of the Business

     ACME Intermediate is a holding company with no independent operations other than its wholly owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

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

* Based on television households

     In March 2002, ACME Parent entered into, and subsequently assigned to ACME Television, a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN serving the Madison, Wisconsin marketplace, for a cash purchase price of $5.6 million. This agreement is subject to regulatory approvals and the satisfaction of other pre-closing conditions. We began operating the station under an interim LMA on April 1, 2002 and expect the transaction to close by mid-summer 2002.

     We also own the rights to acquire construction permits to build four other stations — three to be new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI and the fourth to be a second station, operated as an independent, in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. The aggregate purchase price for these four construction permits is approximately $18.4 million.

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

     The accompanying consolidated financial statements for the three month periods ended March 31, 2001 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”), these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(3)  Intangible Assets — Adoption of Statements 142 and 144

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, the Company will no longer amortize goodwill or intangible assets. As of December 31, 2001 and March 31, 2002, the Company had $87.6 million is unamortized goodwill and $165 million in unamortized broadcast licenses.

     Following is a reconciliation of the March 31, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	ACME Intermediate, LLC		ACME Television, LLC

	For the Quarter Ended		For the Quarter Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Reported net loss	$(37,635)	$(6,777)	$(28,787)	$(5,639)
Add back:
Goodwill amortization	—	1,334	—	1,334
Broadcast licenses amortization	—	2,504	—	2,504

Adjusted net loss	$(37,635)	$(2,939)	$(28,787)	$(1,801)

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $29.2 million and $22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against its deferred tax assets.

     The Company also adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. There was no write-down for impairment of these assets required as a result of the adoption of SFAS No. 144.

(4) Revolving Credit Facility

     In February 2002, the Company replaced its revolving credit facility. The new facility is with Foothill Capital Corporation, as both agent and lender. Like its predecessor, the new facility is secured by all of the Company’s television station assets. It allows for borrowings up to $30 million, contains less restrictive financial covenants than the previous facility and expires May 31, 2004. The agent is obligated to use its best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, the Company has the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lender’s approval for certain station acquisitions and dispositions. At March 31, 2002 there were no borrowings under the facility and the Company was in compliance with all covenants.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities. Approximately $292,000 in capitalized costs that related to the prior facility were expensed in the first quarter of 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements:

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” “potential,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

     We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this report on Form 10-Q and with the audited financial statements and Management’s Discussion and Analysis contained in the Company’s Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Our ten television stations are regionally diverse and range in size (based on television households) from the 22nd through the 82nd largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque — Santa Fe marketplace is a UPN affiliate. KPLR — St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years.

     We derive revenues primarily from the sale of advertising time to local, regional and national advertisers. Our revenues depend on popular programming that attracts audiences in the demographic groups targeted by advertisers, allowing us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production and sports rights fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB Network, UPN or from other program suppliers.

RESULTS OF OPERATIONS

     The following table sets forth our calculation of broadcast cash flow and adjusted EBITDA along with a summary of our statement of cash flow data for the periods indicated:

Other Operating Data:
	Three Months ended March 31,

Broadcast cash flow and adjusted EBITDA(1):	2001	2002

	(Unaudited)
Operating Income (loss)	$(3,109)	$84
Add back:
Equity-based compensation	132	115
Depreciation and amortization	4,959	1,171
Amortization of program rights	3,515	4,064
Corporate expenses	914	817
Adjusted program payments(1)	(3,522)	(4,132)

Broadcast cash flow	2,889	2,119
Less:
Corporate expenses	914	817

Adjusted EBITDA	$1,975	$1,302
Broadcast cash flow margin(1)	17.5%	12.6%
Adjusted EBITDA margin(1)	12.0%	7.7%

Cash flows provided by (used in):
Operating activities	$3,481	$1,903
Investing activities	$(914)	$(6,661)
Financing activities	$(554)	$12,379

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, time brokerage fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights which have been written-off in connection with acquisitions and adjusted to allocate evenly over the payment term any advance deposits;

•	adjusted EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenues.

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

Quarter ended March 31, 2002 vs March 31, 2001

     Net revenues increased 2% to $16.8 million for the first quarter of 2002 compared to $16.5 million for the same period a year ago. When compared to the year-over-year quarterly declines experienced over the last three quarters, the growth of the first quarter 2002 reflects stabilized advertiser demand and increased ratings and revenue shares at our nine Developing Stations net of a modest decline in revenues at KPLR.

     Station operating expenses increased 8% to $14.7 million for first three months of 2002 compared to $13.6 million for the same period a year ago, reflecting our continued investment in programming, staffing and sales related costs at our Developing Stations.

     Depreciation and amortization decreased 76% to $1.2 million in the first quarter of 2002 compared to $5.0 million in the same period a year ago due to our adoption of SFAS No. 142. Under SFAS No. 142, our goodwill and other intangible assets are no longer amortized, and therefore, the $1.2 million in the first quarter of 2002 consists only of depreciation expense. This represents a 4% increase compared to our first quarter 2001 depreciation expense because of our capital expenditures to convert to digital broadcasting and to upgrade existing equipment.

     Corporate expenses decreased 11% to $817,000 for the first quarter of 2002 as compared to $914,000 for the same period a year ago due primarily to a reduction in professional fees and incentive compensation provisions.

     Equity-based compensation of $115,000 in the first quarter of 2002 and $132,000 in the first quarter of 2001 relates to stock options issued upon the conversion of our long-term incentive plan awards during ACME Parent’s IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option. The decrease of $17,000 in 2002 is due to stock options that were forfeited by former employees upon leaving the Company.

     ACME Television’s interest expense for the first quarter of 2002 was $5.6 million and was $5.3 million in the first quarter of 2001. The increase reflects increased interest expense relating to the accelerated amortization of prepaid financing costs associated with our former credit facility that was terminated in February 2002 (see “Liquidity and Capital Resources” below) and higher capital lease obligations compared to a year ago.

     ACME Intermediate’s interest expense for the first quarter of 2002 was $7.7 million and was $7.1 million for the previous year. In addition to the higher interest expense at ACME Television, interest expense also increased relating to the higher accreted principal balance for ACME Intermediate’s 12% senior secured notes compared to a year ago.

     ACME Intermediate and ACME Television’s income tax expense for the first quarter of 2002 were $29.9 million and $23.2 million, respectively, compared to income tax benefits of $3.4 and $2.7 million, respectively, in the corresponding quarter of 2001. These increases are due to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $29.2 million and $22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense to establish a valuation allowance against its deferred tax assets.

     Broadcast cash flow (as defined) for the first quarter decreased 27% to $2.1 million compared to $2.9 million in the same period a year ago. This decrease was the result of our expense growth outstripping our revenue growth for the quarter due to continued investment in programming, staffing and sales related costs at our Developing Stations.

     Adjusted EBITDA (as defined) decreased 34% to $1.3 million for the first quarter of 2002 compared to $2.0 million adjusted EBITDA for the first quarter of 2001. This decrease reflects our decreased broadcast cash flow net of our decreased corporate expenses.

     ACME Television’s net loss for the first quarter of 2002 was $28.8 million compared to a net loss for the first quarter of 2001 of $5.6 million. This $23.1 million increase in the Company’s net loss is primarily attributable to the one-time tax charge of $21.4 million incurred due to the adoption of SFAS No. 142, lower adjusted EBITDA and increased interest expense, net of a reduction in the amortization of intangibles of $3.8 million. ACME Intermediate’s higher net loss for the three month period ended March 31, 2002, compared to ACME Television’s, reflects the interest and income tax expense related to ACME Intermediate’s 12% senior secured notes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operating activities was $1.9 million for the three months ended March 31, 2002 compared to cash flow provided by operating activities of $3.5 million for the first three months of 2001. This decrease in cash flow relates primarily to decreased cash collections our increased investment in programming and to increased interest expense on capital lease facilities.

     Cash flow used in investing activities during the first three months of 2002 was $6.7 million compared to $914,000 used during the first three months of 2001. The $5.8 million increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations.

     Cash flow provided by financing activities of $12.4 million for the first three months of 2002 constitutes an increase of $12.9 million over the $554,000 cash used in financing activities in the same period of 2001. This increase is primarily attributable to the $12 million contribution from ACME Parent. The remainder is the net of our capital lease borrowings, repayments and collateral and the financing costs associated with our new credit facility.

     In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. The new revolving facility, which like its predecessor is secured by all of our television station assets, allows for borrowings up to $30 million, contains less restrictive financial covenants and expires May 31, 2004. The agent is obligated to use its best efforts to increase the facility to $40 million via the placement of additional syndication, but there is no assurance such a placement will be completed. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lender’s approval for certain, station acquisitions and dispositions. At March 31, 2002 we had no borrowings outstanding under the facility and we were in compliance with all covenants.

     In March 2002, upon posting an additional $1.1 million of restricted cash as collateral, we borrowed the final $3.3 million of our capital lease facility. Borrowings under our various capital lease facilities are generally paid over four to five years. At March 31, 2002, amounts due under all capital lease facilities was $15.1 million bearing an implicit average interest rate of 8.4% per annum. We expect to incur approximately $9 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting, as required by the FCC. After this transition is completed, we expect that our capital expenditures, apart from those related to any pending and future acquisitions, will approximate $3 million per year.

     Effective October 1, 2000, the Company’s $175.0 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months and are due on March 31st and September 30th. Since the March 2002 payment date fell on a Sunday, the payment was made on Monday, April 1, 2002. The Company’s $71.6 million 12% Senior Secured Notes begin accruing cash interest on October 1, 2002, with the first semi-annual payment due on March 31, 2003.

     At March 31, 2002, the Company had $14.8 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working deficits of $475,000 and $347,000 for ACME Intermediate and ACME Television, respectively.

     The Company believes that existing unrestricted cash balances, funds generated from operations and borrowings under its credit agreement will be sufficient to satisfy the Company’s cash requirements for its existing operations for at least the next twelve months. The Company expects that any future acquisitions of television stations, including the Madison, Wisconsin acquisition and any of the four construction permits, would be financed through these same sources and, if necessary, through additional debt and equity financings. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

     Programming Rights

     The Company’s programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The Company evaluates estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in the Company’s programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots that will be sold by the Company and the amount we can charge for each spot. A decrease in the number of spots sold or the revenue generated per spot could also impact the Company’s estimated realizable value. For the quarter ended March 31, 2001 programming rights impairment charges totaled $14,000. There was no impairment of programming rights during the quarter ended March 31, 2002.

Impairment of Asset Values/Accounting for Intangibles

     The carrying values of our long-lived assets (tangible, identifiable intangible and goodwill) are reviewed for impairment based upon estimated future cash flows of the stations. As of March 31, 2002, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

Revenue Recognition

     The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to the Company, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. It should be noted that the Company does not have a significant concentration of accounts receivable from any single customer or industry segment.

     Accounting for Income Taxes

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against its deferred tax assets. In the event we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, an adjustment to the valuation allowance and a tax benefit would be recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2002, the Company had no borrowings under the credit facility.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have senior discount notes totaling $175.0 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Effective October 1, 2002, the senior secured notes will being accruing cash interest and the first semi-annual interest payment of approximately $4.2 million will be due on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $177.6 and $61.6 million, respectively, as of March 31, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

3.1*	ACME Intermediate Holdings, LLC Second Amended and Restated Limited Liability Company Agreement
10.1*	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Jamie Kellner dated November 12, 2001.
10.2*	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Douglas Gealy dated November 12, 2001.
10.3*	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Thomas Allen dated November 12, 2001.

*	filed herewith

REPORTS ON FORM 8-K

The Company has not filed a Current Report on Form 8-K within the three-month period ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ACME INTERMEDIATE HOLDINGS, LLC.

Date: May 15, 2002	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen Executive Vice President/CFO (Principal accounting officer)

ACME TELEVISION, LLC.

Date: May 15, 2002	By:	/s/ THOMAS D. ALLEN

Thomas D. Allen Executive Vice President/CFO (Principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	ACME Intermediate Holdings, LLC Second Amended and Restated Limited Liability Company Agreement.
10.1	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Jamie Kellner dated November 12, 2001.
10.2	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Doug Gealy dated November 12, 2001.
10.3	Stock Option Cancellation and Amendment Agreement by and between ACME Communications, Inc. and Tom Allen dated November 12, 2001.