Form 10-Q
period 2002-06-30
ACME INTERMEDIATE HOLDINGS LLC; ACME TELEVISION LLC
filed 2002-08-14
CIK 1049530, 1049510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 14, 2002, ACME Intermediate Holdings, LLC and ACME Television, LLC had 910,986 and 200, respectively, common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

ACME INTERMEDIATE HOLDINGS, LLC
AND
ACME TELEVISION, LLC

FORM 10-Q

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of June 30, 2002		As of December 31, 2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,967	$1,967	$4,280	$4,280
Restricted cash	2,869	2,869	1,741	1,741
Accounts receivable, net	16,062	16,062	13,563	13,563
Current portion of programming rights	12,458	12,458	14,539	14,539
Prepaid expenses and other current assets	1,943	1,943	1,286	1,286
Deferred income taxes	—	—	746	746

Total current assets	35,299	35,299	36,155	36,155
Property and equipment, net	40,358	40,358	36,493	36,493
Programming rights, net of current portion	23,502	23,502	20,490	20,490
Intangible assets, net	252,595	252,595	252,595	252,595
Other assets	8,565	7,422	8,369	7,113
Deposits	1,991	1,991	848	848

Total assets	$362,310	$361,167	$354,950	$353,694

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$8,847	$8,847	8,620	8,620
Accrued liabilities	9,850	9,850	13,269	13,269
Due to affiliates	1,500	1,371	1,161	1,033
Current portion of programming rights payable	12,425	12,425	14,121	14,121
Current portion of obligations under lease	4,035	4,035	3,290	3,290

Total current liabilities	36,657	36,528	40,461	40,333
Programming rights payable, net of current portion	22,537	22,537	19,931	19,931
Obligations under lease, net of current portion	10,110	10,110	9,436	9,436
Other liabilities	251	251	328	328
Deferred income taxes	31,422	31,089	1,635	7,878
Notes payable under revolving credit facility	5,446	5,446	—	—
10 7/8% senior discount notes	175,000	175,000	175,000	175,000
12% senior secured notes	66,672	—	62,424	—

Total liabilities	348,095	280,961	309,215	252,906

Members’ capital	203,866	238,027	191,386	225,547
Accumulated deficit	(189,651)	(157,821)	(145,651)	(124,759)

Total members’ capital	14,215	80,206	45,735	100,788

Total liabilities and members’ capital	$362,310	$361,167	$354,950	$353,694

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Operations and Members’ Capital
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,

	2002		2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

Net revenues	$20,899	$20,899	$18,895	$18,895
Operating expenses:
Station operating expenses	16,240	16,240	14,431	14,431
Depreciation and amortization	1,281	1,281	4,910	4,910
Corporate expenses	1,028	1,028	906	906
Equity-based compensation	116	116	133	133
LMA fees	4	4	—	—

Operating Income (loss)	2,230	2,230	(1,485)	(1,485)
Other income (expenses):
Interest income	8	8	40	40
Interest expense	(7,757)	(5,500)	(7,314)	(5,348)
Loss on sale of assets, net	(16)	(16)	(10)	(10)
Other expense	(105)	(105)	(50)	(50)

Net loss before income taxes	(5,640)	(3,383)	(8,819)	(6,853)
Income tax benefit (expense)	(725)	(892)	2,875	2,128

Net loss	$(6,365)	$(4,275)	$(5,944)	$(4,725)
Parent’s contributions	379	379	133	133
Members’ Capital at the beginning of the period	20,201	84,102	57,884	109,211

Members’ Capital at the end of the period	$14,215	$80,206	$52,073	$104,619

See the notes to the consolidated financial statements

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Operations and Members’ Capital
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,

	2002		2001

	ACME		ACME
	Intermediate	ACME	Intermediate	ACME
	Holdings, LLC	Television, LLC	Holdings, LLC	Television, LLC

Net revenues	$37,747	$37,747	$35,376	$35,376
Operating expenses:
Station operating expenses	30,901	30,901	28,016	28,016
Depreciation and amortization	2,452	2,452	9,869	9,869
Corporate expenses	1,845	1,845	1,820	1,820
Equity-based compensation	231	231	265	265
LMA fees	4	4	—	—

Operating Income (loss)	2,314	2,314	(4,594)	(4,594)
Other income (expenses):
Interest income	21	21	173	173
Interest expense	(15,505)	(11,143)	(14,458)	(10,657)
Loss on sale of assets, net	(16)	(16)	(10)	(10)
Other expense	(154)	(154)	(95)	(95)

Net loss before income taxes	(13,340)	(8,978)	(18,984)	(15,183)
Income tax benefit (expense)	(30,660)	(24,084)	6,263	4,819

Net loss	$(44,000)	$(33,062)	$(12,721)	$(10,364)
Parent’s contributions	12,480	12,480	265	265
Members’ Capital at the beginning of the period	45,735	100,788	64,529	114,718

Members’ Capital at the end of the period	$14,215	$80,206	$52,073	$104,619

ACME Intermediate Holdings, LLC and Subsidiaries
ACME Television, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended

	June 30, 2002		June 30, 2001

	ACME	ACME	ACME	ACME
	Intermediate	Television,	Intermediate	Television,
	Holdings, LLC	LLC	Holdings, LLC	LLC

		(In thousands)
Cash flows from operating activities:
Net loss	$(44,000)	$(33,062)	$(12,721)	$(10,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,452	2,452	9,869	9,869
Amortization of program rights	8,017	8,017	7,076	7,076
Amortization of debt issuance costs	1,069	1,069	796	796
Amortization of discount on 12% senior secured notes	4,248	—	3,724	—
Loss on sale of assets, net	16	16	10	10
Equity-based compensation	231	231	265	265
Deferred taxes	30,533	23,957	(6,263)	(4,819)
Changes in assets and liabilities:
(Increase) decrease in accounts receivables, net	(2,499)	(2,499)	72	72
Increase in prepaid expenses	(657)	(657)	(259)	(336)
Increase in other assets	(53)	(166)	(200)	(200)
Increase (decrease) in accounts payable	3,094	3,094	(438)	(438)
Increase (decrease) in accrued liabilities	(3,485)	(3,485)	427	427
Payments on programming rights payable	(8,084)	(8,084)	(7,060)	(7,060)
Increase in due to affiliates	338	338	128	128
Decrease in other liabilities	(8)	(9)	—	—

Net cash used in operating activities	(8,788)	(8,788)	(4,574)	(4,574)

Cash flows from investing activities:
Purchase of property and equipment	(9,200)	(9,200)	(3,082)	(3,082)
Proceeds from the sale of assets	—	—	230	230
Purchases of and deposits for station interests	(278)	(278)	(51)	(51)
Purchase of minority interest in automobile website	(871)	(871)	—	—

Net cash used in investing activities	(10,349)	(10,349)	(2,903)	(2,903)

Cash flows from financing activities:
Increase in revolving credit facility	5,446	5,446	—	—
Payment of financing costs on credit facility	(1,162)	(1,162)	—	—
Cash restricted as collateral under capital lease facilities	(1,128)	(1,128)	—	—
Capital lease obligations	3,334	3,334	2,966	2,966
Payments of capital lease obligations	(1,915)	(1,915)	(1,049)	(1,049)
Capital contribution from parent	12,249	12,249	—	—

Net cash provided by financing activities	16,824	16,824	1,917	1,917

Net increase (decrease) in cash	(2,313)	(2,313)	(5,560)	(5,560)
Cash at beginning of period	4,280	4,280	10,347	10,347

Cash at end of period	$1,967	$1,967	$4,787	$4,787

Cash payments for:
Interest	$11,003	$11,003	$10,021	$10,021
Taxes	$127	$127	$23	$23

Non-cash transactions:
Program rights in exchange for program rights payable	$8,950	$8,950	$1,914	$1,914

See the notes to the consolidated financial statements.

ACME INTERMEDIATE HOLDINGS, LLC AND SUBSIDIARIES
ACME TELEVISION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

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

Description of the Business

     ACME Intermediate is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following ten commercially licensed broadcast television stations located throughout the United States:

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
* Based on television households

     In March 2002, ACME Parent entered into, and subsequently assigned to ACME Television, a court-approved asset purchase agreement to buy substantially all of the broadcast assets of station WHPN, the UPN affiliate serving the Madison, Wisconsin marketplace, for a cash purchase price of $5.6 million. We began operating the station under an interim local marketing agreement (“LMA”) on April 1, 2002 and expect to switch the affiliation to the WB Television Network (“The WB”) by the end of August 2002 and to close the transaction during the fourth quarter of 2002.

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

(2)  Presentation of Interim Financial Statements

     Financial statements are presented for each of ACME Intermediate Holdings, LLC and its wholly-owned subsidiary, ACME Television, LLC. Unless the context requires otherwise, references to the “Company” refers to both ACME Intermediate and ACME Television. Segment information is not presented since all of our revenue is attributed to a single reportable segment — television broadcasting.

     The accompanying consolidated financial statements for the three and six month periods ended June 30, 2001 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In our opinion, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission (“SEC”), these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and the notes thereto, included in the our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(3)  Intangible Assets — Adoption of Statements 142 and 144

     We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, we will no longer amortize goodwill or intangible assets. As of December 31, 2001 and June 30, 2002, we had $87.6 million is unamortized goodwill and $165 million in unamortized broadcast licenses.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption. We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired.

     Following is a reconciliation of the June 30, 2001 reported net loss to the net loss as it would have been if SFAS No. 142 had been effective on January 1, 2001:

	ACME Intermediate, LLC

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Reported net loss	$(6,365)	$(5,944)	$(44,000)	$(12,721)
Add back:
Goodwill amortization	—	1,351	—	2,686
Broadcast licenses amortization	—	2,489	—	4,994
Income tax expense		(898)		(1,909)

Adjusted net loss	$(6,365)	$(3,002)	$(44,000)	$(6,950)

	ACME Television, LLC

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Reported net loss	$(4,275)	$(4,725)	$(33,062)	$(10,364)
Add back:
Goodwill amortization	—	1,351	—	2,686
Broadcast licenses amortization	—	2,489	—	4,994
Income tax expense		(898)		(1,909)

Adjusted net loss	$(4,275)	$(1,783)	$(33,062)	$(4,593)

     Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $29.2 and 22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against its deferred tax assets.

     We also adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. SFAS No. 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is an impairment, the carrying value of the asset is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of June 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

(4) Revolving Credit Facility

     In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The new facility is secured by all of our television station assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain station acquisitions and dispositions. At June 30, 2002 we had borrowings under the facility of $5.4 million and had $36.4 million available under the facility. We were in compliance with all covenants at June 30, 2002.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward -Looking Statements:

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “may,” “will,” “could,” “expect,” “believe,” “potential,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

     We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

OVERVIEW

     Our ten owned and operated television stations are regionally diverse and range in size (based on television households) from the 22nd through the 82nd largest markets in the nation. All but one of our stations are affiliates of The WB. Our second station in the Albuquerque-Santa Fe marketplace is a UPN affiliate. KPLR — St. Louis, our only VHF station, has been broadcasting in that market for over 40 years and is considered a mature television station. Our other nine stations (our “Developing Stations”) have only been on the air, or achieving measurable ratings, for 2-5 years. In addition, we currently operate under an LMA the UPN affiliate in Madison, WI. We expect to both complete our acquisition of this station and switch it affiliation to The WB during the second half of 2002.

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

     Our primary ongoing operating expenses are programming costs, employee compensation, advertising and promotion expenditures and depreciation. Programming expense consists primarily of amortization of broadcast rights relating to syndicated programs as well as news production costs and music licensing fees. Changes in employee compensation expense result primarily from increases in total staffing levels, from adjustments to fixed salaries based on individual performance and inflation and from changes in sales commissions paid to our sales staff based on levels of advertising revenues. Advertising and promotion expenses consist primarily of media and related production costs resulting from the promotion of our stations and programs. This amount is net of any reimbursement received or due to us for such advertisement and promotion from The WB, UPN or from other program suppliers.

RESULTS OF OPERATIONS

     The following table sets forth our calculation of broadcast cash flow and EBITDA along with a summary of our statement of cash flow data for the periods indicated:

Other Operating Data:

	Three Months ended June 30,		Six Months ended June 30,

Broadcast cash flow and EBITDA(1):	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Operating Income (loss)	$2,230	$(1,485)	$2,314	$(4,594)
Add back:
Equity-based compensation	116	133	231	265
Depreciation and amortization	1,281	4,910	2,452	9,869
LMA Fees	4	—	4	—
Amortization of program rights	3,953	3,561	8,017	7,076
Corporate expenses	1,028	906	1,845	1,820
Adjusted program payments (1)	(3,952)	(3,538)	(8,084)	(7,060)

Broadcast cash flow	4,660	4,487	6,779	7,376
Less:
Corporate expenses	1,028	906	1,845	1,820

EBITDA	$3,632	$3,581	$4,934	$5,556
Broadcast cash flow margin (1)	22.3%	23.7%	18.0%	20.9%
EBITDA margin (1)	17.4%	19.0%	13.1%	15.7%
Cash flows provided by (used in):
Operating activities			$(8,788)	$(4,574)
Investing activities			$(10,349)	$(2,903)
Financing activities			$16,824	$1,917

(1)	We define:

•	broadcast cash flow as operating income, plus equity-based compensation, depreciation and amortization, LMA fees, amortization of program rights, and corporate expenses, less program payments — the latter as adjusted to reflect reductions for liabilities relating to expired rights or rights that have been written-off in connection with acquisitions;

•	EBITDA as broadcast cash flow less corporate expenses;

•	broadcast cash flow margin as broadcast cash flow as a percentage of net revenues; and

•	EBITDA margin as EBITDA as a percentage of net revenues.

We have included broadcast cash flow, broadcast cash flow margin, EBITDA and EBITDA margin data because management believes that these measures are useful to an investor to evaluate our ability to service debt and to assess the earning ability of our stations’ operations. However, you should not consider these items in isolation or as substitutes for net income, cash flows from operating activities and other statement of operations or cash flows data prepared in accordance with accounting principles generally accepted in the United States of America. These measures are not necessarily comparable to similarly titled measures employed by other companies.

Quarter and Six Months ended June 30, 2002 vs June 30, 2001

     Net revenues increased 11% to $20.9 million for the second quarter of 2002 compared to $18.9 million for the same period a year ago while year-to-date net revenues were up 7% to $37.7 million for 2002 compared to $35.4 million for the first six months of 2001. Our double digit second quarter revenue growth reflects increased market share performance at our Developing Stations, driven by sustained ratings growth, coupled with a return to moderate growth of television spending in almost all of our markets.

     Station operating expenses increased 13% to $16.2 million for the second quarter of 2002 compared to $14.4 million for the same period a year ago and increased 10% to $30.9 million for the six-month period ended June 30, 2002 compared with $28.0 million for the corresponding period in 2001. These increases are primarily due to increased programming expense which was up 17% for both the quarter and six-month periods compared to 2001 due to our continued investment in, and upgrade to, our program schedule. Sales and related expenses were up 15% for the quarter and 23% for the six month period as compared to the same periods in 2001, principally due to increased Nielsen’s rating service charges. Engineering expenses increased 21% for the quarter and 10% for the six-month period due to new costs associated with our new digital facilities.

     Depreciation and amortization decreased 74% to $1.3 million in the second quarter of 2002 compared to $4.9 million in the same period a year ago and for the six month period, depreciation and amortization decreased 75% to $2.5 million, compared to $9.9 million for the same period in 2001, due to our adoption of SFAS No. 142. Under SFAS No. 142, our goodwill and other intangible assets are no longer amortized, and therefore, the $1.3 million in the second quarter of 2002 consists only of depreciation expense relating to fixed assets. This represents a 12% increase compared to our second quarter 2001 depreciation expense because of our capital expenditures to convert to digital broadcasting and to upgrade existing equipment.

     Corporate expenses increased 13% to $1.0 million for the second quarter of 2002 as compared to $906,000 for the same period a year ago. On a year to date basis, corporate expenses increased 1% to $1.845 million in 2002 compared to $1.820 million in 2001. Both the increase in the second quarter and the increase for the six-month period are due primarily to increased insurance expenses and increased investor relations expenses offset by a reduction in professional fees and incentive compensation provisions.

     Equity-based compensation of $116,000 in the second quarter of 2002 and $133,000 in the second quarter of 2001 and $231,000 and $265,000 for the six-months ended June 30, 2002 and 2001, respectively, relates to stock options issued upon the conversion of our long-term incentive plan awards during ACME Parent’s IPO in September of 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the life of the option. The decrease of $17,000 for the quarter and $34,000 year to date in 2002 is due to stock options that were forfeited by former employees.

     ACME Television’s interest expense for the second quarter of 2002 was $5.5 million and was $5.3 million in the second quarter of 2001 and for the six month period was $11.1 million in 2002 and $10.7 million in 2001. This second quarter 2002 increase was primarily due to increased interest expense on new borrowings under our senior credit facility and increased interest expense on our capital lease facilities. Interest expense for the six-month period also includes the accelerated amortization of prepaid financing costs associated with our former credit facility that was terminated in February 2002 (see “Liquidity and Capital Resources” below).

     ACME Intermediate’s interest expense for the second quarter of 2002 was $7.8 million and was $7.3 million for the previous year and for the six month period was $15.5 million in 2002 and $14.5 million in 2001. In addition to the higher interest expense at ACME Television, interest expense also increased relating to the higher accreted principal balance for ACME Intermediate’s 12% senior secured notes compared to a year ago.

     ACME Intermediate and ACME Television’s income tax expense for the second quarter of 2002 were $725,000 and $892,000, respectively, compared to income tax benefits of $2.9 and $2.1 million, respectively, in the corresponding quarter of 2001. For the six month period ACME Intermediate’s income tax expense was $30.7 for 2002 and the benefit was $6.3 million for 2001. ACME Television’s income tax expense was $24.1 for the six month period ended June 30, 2002 and the benefit was $4.8 million for the same period in 2001. These increases are due to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $29.2 million and $22.3 million for ACME Intermediate and ACME Television, respectively, to deferred income tax expense to establish a valuation allowance against its deferred tax assets.

     Broadcast cash flow (as defined) for the second quarter increased 4% to $4.7 million compared to $4.5 million in the same period a year ago due to our revenue growth beginning to overcome our growth in expenses.

On a year-to-date basis, broadcast cash flow decreased 8% to $6.8 million compared to $7.4 million in the same period a year ago. This decrease is the result of our expense growth in excess of our revenue growth during the six-month period due to continued investment in programming, staffing and sales related costs.

     EBITDA (as defined) increased 1% to $3.63 million for the second quarter of 2002 compared to $3.58 million EBITDA for the second quarter of 2001 on the strength of increased broadcast cash flow. On a year-to-date basis, EBITDA decreased 11% to $4.9 million compared to $5.6 million in the same period a year ago. This six-month decrease reflects our decreased six month broadcast cash flow.

     ACME Television’s net loss for the second quarter of 2002 was $4.3 million compared to a net loss for the second quarter of 2001 of $4.7. For the six month period, ACME Television’s net loss was $33.1 million in 2002 and $10.4 million in 2001 . The $421,000 decrease in net loss for the quarter as compared to the same period in 2001 is primarily attributable to our increased broadcast cash flow and the reduction in the amortization of intangibles of $3.8 million. The $22.7 million increase in ACME Television’s net loss for the six month period is primarily attributable to the one-time tax charge of $22.3 million incurred due to the adoption of SFAS No. 142, lower adjusted EBITDA and increased interest expense, net of a reduction in the amortization of intangibles of $7.7 million. ACME Intermediate’s higher net loss for the quarter and six-month periods ended June 30, 2002, compared to ACME Television’s, reflect the interest and income tax expense related to ACME Intermediate’s 12% senior secured notes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used in operating activities was $8.8 million for the six months ended June 30, 2002 compared to cash flow used in operating activities of $4.6 million for the second six months of 2001. This increase in the use of cash relates primarily to our lower EBITDA compounded by reduced collections of net revenues as most of our increase in sales in the 2002 period occurred late in the second quarter and, therefore, will be collected in the following quarter. Interest expense was also higher for the six months ended June 30, 2002 compared to the prior year due to higher debt on our revolving credit and capital lease facilities.

     Cash flow used in investing activities during the second six months of 2002 was $10.3 million compared to $2.9 million used during the second six months of 2001. The $7.4 million increase is attributable to the purchases of broadcast and other equipment while we continue to improve technical facilities at our stations, a minority investment in an automobile-related website and the deposit made in connection with our pending purchase of WHPN, Madison, Wisconsin.

     Cash flow provided by financing activities was $16.8 million for the second six months of 2002 compared to $1.9 million used in financing activities in 2001. This $14.9 million increase is primarily attributable to the $12 million contribution from ACME Parent. The remainder relates to our borrowings on our credit facility offset by payment of financing costs and decreased net borrowings on our capital lease facilities (net of repayments and cash placed on deposit to secure such borrowings).

     In February 2002, we completed our new revolving credit facility with Foothill Capital Corporation, as both agent and lender. In June 2002, GE Capital became a co-lender under the agreement and maximum borrowings under the facility were increased to $40 million. The new revolving facility is secured by all of our television assets and expires May 31, 2004. Under this agreement, we have the option to borrow at an interest rate determined by either a base rate (Wells Fargo Bank’s prime rate) plus 3 percentage points, or at the LIBOR rate plus 4.25 percentage points. The financial covenants, which are quarterly tests beginning March 31, 2002, included in the new facility are (a) minimum EBITDA, (b) maximum total leverage, (c) minimum net tangible worth and (d) maximum capital expenditures (annual basis only). In addition to the financial covenants, the facility contains negative covenants, which, among other restrictions, require the lenders’ approval for certain, station acquisitions and dispositions. At June 30, 2002 we had borrowings under the facility totaling $5.4 million and had $34.6 million available under the facility outstanding under the facility. We were in compliance with all covenants at June 30, 2002.

     In March 2002, upon posting an additional $1.1 million of restricted cash as collateral, we borrowed the final $3.3 million of our most recent capital lease facility. Borrowings under our various capital lease facilities are generally paid over four to five years. At June 30, 2002, amounts due under all capital lease facilities totaled $14.1 million bearing an implicit average interest rate of 8.4% per annum.

     We expect to incur approximately $6 million in additional capital expenditures in 2002 as we conclude our transition to digital broadcasting,

upgrade the Madison, WI station we anticipate purchasing and purchase the capital equipment for our new morning news show “The Daily Buzz” that we expect to launch this fall. We expect that our capital expenditures after 2002, apart from those related to any pending and future acquisitions, will approximate $3.5 million per year.

     Effective October 1, 2000, ACME Television’s $175 million 10 7/8% Senior Discount Notes due September 30, 2004 began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months and the payments are due on March 31st and September 30th. ACME Intermediate’s $71.6 million 12% Senior Secured Notes begin accruing cash interest on October 1, 2002, with the first semi-annual payment of approximately $4.2 million due on March 31, 2003.

     At June 30, 2002, the Company had $4.8 million of cash, $2.9 million of which is restricted to collateralize capital lease obligations, and working deficits of $1.4 million and $1.2 million for ACME Intermediate and ACME Television, respectively.

     We believes that existing unrestricted cash balances, funds generated from operations and borrowings under our credit facility will be sufficient to satisfy our cash requirements for our existing operations for at least the next twelve months. We expect that any future acquisitions of television stations, including the completion of our WHPN — Madison, Wisconsin acquisition and any of the four construction permits, would be financed through these same sources or, if necessary, through additional debt and equity financings. There is no guarantee that such other means of raising capital will be available at all or on terms that are acceptable to us. Accordingly, current members could be adversely affected should such financings become necessary.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our consolidated financial statements.

Programming Rights

     Our programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. We regularly evaluate estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in our programming schedule could impact the estimated realizable value of programming. For the quarter and six-month periods ended June 30, 2001 programming rights impairment charges totaled $32,000 and $46,000, respectively. There was no impairment of programming rights during the quarter and six-month periods ended June 30, 2002.

Long-Lived Assets, Goodwill and Intangible Assets

     We evaluate long-lived assets in accordance with SFAS No. 144. SFAS 144 requires us to evaluate long-lived assets for impairment when certain conditions exist, including a current period operating loss combined with a history of operating losses. In evaluating whether there is an impairment, the carrying value of the assets is compared to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. We evaluate long-lived assets at the station level. As of June 30, 2002, we have not recorded any impairment related to long-lived assets. Future adverse changes in market condition, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

     We evaluate goodwill and intangibles in accordance with SFAS No. 142. In connection with the transitional goodwill impairment evaluation, SFAS 142 required us to perform an assessment of whether there was any indication that goodwill was impaired at the date of adoption (January 1, 2002). We performed the assessment on a consolidated basis and determined that there was not an indication of impairment. In addition, we determined that our intangible assets, comprised of FCC licenses, represented intangible assets with an indefinite life. We evaluated each asset for impairment in accordance with SFAS No. 142, based on the fair value of the intangibles. Based on this evaluation, we did not record any impairment of FCC licenses. The evaluation of impairment of goodwill and FCC licenses must be done at least annually and more frequently if events or circumstances indicate that the assets may be impaired.

Revenue Recognition

     We record revenue from the sale of airtime related to advertising and contracted time at the time of broadcast and maintain an allowance for doubtful accounts for the estimated losses that may result from the inability of our customers to make required payments. We utilizes information available to us, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We do not have a significant concentration of accounts receivable from any single customer or industry segment.

Accounting for Income Taxes

     Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, we recorded a one-time, non-cash charge totaling $28.4 million to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against our deferred tax assets. If we were to determine that we would be able to realize a deferred tax asset in the future that is in excess of the net recorded amount, we would record an adjustment to the valuation allowance and a tax benefit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our credit facility has a variable interest rate. Accordingly, our interest expense could be materially affected by future fluctuations in the applicable interest rate. At June 30, 2002, we had borrowings of $5.4 million and $34.6 million available under the credit facility.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. We have senior discount notes totaling $175 million and senior secured discount notes totaling $71.6 million due in the years 2004 and 2005, respectively. Effective October 1, 2000, the senior discount notes began accruing cash interest. The interest payment on these notes amounts to approximately $9.5 million every six months. Effective October 1, 2002, the senior secured notes will being accruing cash interest and the first semi-annual interest payment of approximately $4.2 million will be due on March 31, 2003. Based upon the quoted market price, the fair value of the senior discount notes and senior secured discount notes was $178.1 and $65.9 million, respectively, as of June 30, 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. We maintain comprehensive general liability and other insurance, which we believe to be adequate for the purpose. We are not currently a party to any lawsuit or proceeding that management believes would have a material adverse affect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     None.

REPORTS ON FORM 8-K

     ACME Parent filed a Current Report on Form 8-K on April 11, 2002 to report that its Board of Directors had decided to consider the sale of one of our largest stations, contingent upon receiving an appropriate offer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ACME INTERMEDIATE HOLDINGS, LLC.

Date: August 14, 2002	By: /s/ THOMAS D. ALLEN
Thomas D. Allen Executive Vice President/CFO (Principal accounting officer)

ACME TELEVISION, LLC.

Date: August 14, 2002	By: /s/ THOMAS D. ALLEN
Thomas D. Allen Executive Vice President/CFO (Principal accounting officer)