Form 10-Q
period 2003-03-31
ACME INTERMEDIATE HOLDINGS LLC
filed 2003-05-15
CIK 1049530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-40277

ACME Intermediate Holdings, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2050589 (I.R.S. employer identification no.)

2101 E. Fourth Street, Suite 202 A
Santa Ana, California, 92705
(714) 245-9499
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes    ☐    No    ☒

100% of the membership units of ACME Intermediate Holdings, LLC are owned directly or indirectly by ACME Communications, Inc. Such membership units are not publicly traded and, therefore, have no separate, quantifiable market value.

As of May 15, 2003, ACME Intermediate Holdings, LLC had 910,986 common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

ACME INTERMEDIATE HOLDINGS, LLC

FORM 10-Q

ACME Intermediate Holdings, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	As of

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,396	$1,808
Restricted cash	2,906	2,910
Accounts receivable, net	9,674	10,458
Current portion of programming rights	9,656	9,894
Prepaid expenses and other current assets	6,274	1,084
Assets held for sale	—	199,478

Total current assets	258,906	225,632
Property and equipment, net	30,044	30,165
Programming rights, net of current portion	13,197	15,102
Goodwill, net	12,233	12,233
Broadcast licenses, net	84,405	84,394
Other assets	6,934	6,969

Total assets	$405,719	$374,495

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$6,380	$8,154
Accrued liabilities	3,976	11,583
Due to affiliates	1,892	1,892
Current portion of programming rights payable	9,366	9,627
Current portion of obligations under lease	2,929	3,710
Income taxes payable	2,166	—
10 7/8% senior discount notes	168,800	—
12% senior secured notes	40,251	—
Liabilities held for sale	—	45,810

Total current liabilities	235,760	80,776
Programming rights payable, net of current portion	12,785	14,814
Obligations under lease, net of current portion	6,841	8,441
Other liabilities	51	55
Deferred income taxes	6,450	5,698
Notes payable under revolving credit facility	—	18,789
10 7/8% senior discount notes	—	175,000
12% senior secured notes	29,004	69,061

Total liabilities	290,891	372,634

Members’ capital	204,108	204,096
Accumulated deficit	(89,280)	(202,235)

Total members’ capital	114,828	1,861

Total liabilities and members’ capital	$405,719	$374,495

See the notes to the condensed consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Operations and Members’ Capital
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

	(In thousands)
Net revenues	$9,979	$7,487
Operating expenses:
Station operating expenses	10,350	8,373
Depreciation and amortization	1,061	963
Corporate expenses	970	817
Equity-based compensation	12	66

Operating loss	(2,414)	(2,732)
Other income (expenses):
Interest income	96	11
Interest expense	(8,384)	(7,586)
Other expense	(37)	(16)

Loss from continuing operations before income taxes	(10,739)	(10,323)
Income tax expense, continuing operations	(483)	(28,886)

Loss from continuing operations	(11,222)	(39,209)
Income from discontinued operations (including gain on disposal), net of tax	124,177	1,574

Net income (loss)	112,955	(37,635)

Parent’s contribution	12	12,101
Members’ capital at the beginning of the period	1,861	45,735

Members’ capital at the end of the period	$114,828	$20,201

See the notes to the condensed consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(11,222)	$(39,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,061	963
Amortization of program rights	2,533	2,146
Amortization of debt issuance costs	578	683
Amortization of discount on 12% senior secured notes	194	2,054
Equity-based compensation	12	66
Deferred taxes	752	27,328
Changes in assets and liabilities:
Decrease in accounts receivables, net	784	452
(Increase) in prepaid expenses	(540)	(85)
Increase in other assets	(543)	(455)
Increase (decrease) in accounts payable	(1,774)	452
Increase (decrease) in accrued liabilities	(7,607)	2,497
Decrease in due to affiliates	—	(1)
Increase in current taxes payable	2,166	—
Payments of programming rights payable	(2,642)	(2,265)
Decrease in other liabilities	(42)	(75)

Net cash used in operating activities	(16,290)	(5,449)

Cash flows from investing activities:
Purchase of property and equipment	(984)	(4,142)
Purchases of and deposits for station interests	(11)	(238)
Contribution from Parent	—	11,986

Net cash provided by (used in) investing activities	(995)	7,606

Cash flows from financing activities:
Increase in revolving credit facility	1,429	—
Payments on revolving credit facility	(20,218)	(780)
Repurchase of Senior Discount Notes	(6,200)	—
Cash restricted as collateral under capital lease facilities	4	(1,134)
Proceeds from capital lease facilities	—	3,274
Payments on capital lease obligations	(933)	(967)

Net cash provided by (used in) financing activities	(25,918)	393

Increase (decrease) in cash	(43,203)	2,550
Cash from discontinued operations	271,791	5,071

Net increase in cash	228,588	7,621
Cash at beginning of period	1,808	4,280

Cash at end of period	$230,396	$11,901

Cash payments for:
Interest	$14,931	$288
Taxes	$55	$58

Non-cash transactions:
Program rights in exchange for program rights payable	$390	$5,845

See the notes to the condensed consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2003 and March 31, 2002

(1) Formation and Description of the Business

Reorganization of Parent

     ACME Communications, Inc. was formed on July 23, 1999, in preparation for and in conjunction with an initial public offering of its stock.

     On September 27, 1999, the Board of Advisors of ACME Television Holdings, LLC the parent company of ACME Intermediate Holdings, LLC (“ACME Intermediate”) and its members and the Board of Directors of ACME Communications, Inc. and its stockholder approved a merger and reorganization (the “Reorganization”), whereby ACME Communications, Inc., became the direct parent of ACME Television Holdings, LLC. As a result of the Reorganization, ACME Communications, Inc. is the ultimate parent of ACME Intermediate. All transactions contemplated as part of the Reorganization closed on October 5, 1999. References to “ACME Parent” herein refer to ACME Communications, Inc.

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

     On December 31, 2002, the Company acquired WBUW-TV, which serves the Madison, Wisconsin marketplace, and the Company’s operating results for the three months ended March 31, 2003 include the results of WBUW.

     On March 21, 2003, the Company completed the sale of our stations in St. Louis (KPLR-TV) and Portland, OR (KWBP-TV) to subsidiaries of Tribune Company (“the Tribune Transaction”). The results of these stations are included in discontinued operations for all periods presented.

Description of the Business

     ACME Intermediate is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television. ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

			Market	Network
Station	Channel	Marketplace	Rank*	Affiliation

KUWB	30	Salt Lake City, Utah	36	WB
KWBQ	19	Albuquerque-Santa Fe, New Mexico	49	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	49	UPN
WBDT	26	Dayton, Ohio	58	WB
WBXX	20	Knoxville,Tennessee	63	WB
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB
WTVK	46	Ft. Myers-Naples, Florida	70	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison,Wisconsin	86	WB

* based on television households as measured by Nielsen Media Research

     The Company also owns the rights to acquire construction permits to build three new WB Network affiliates in Lexington, KY, Richmond, VA and Flint-Saginaw-Bay Cities, MI. The Company also has the right to acquire a construction permit in Portland, OR. The acquisition of these construction permits is dependent on the Federal Communications Commission approving the underlying applications. If the Portland, OR application is granted, the Company will sell it due to a non-compete arrangement contained in our Tribune Transaction agreements. The aggregate purchase price for these four construction permits is approximately $18.4 million.

(2) Presentation of Interim Financial Statements

     Unless the context requires otherwise, references to the Company refer to ACME Intermediate Holdings, LLC and its wholly owned subsidiaries. Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

     The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2003. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts previously reported in 2002 have been reclassified to conform to the 2003 financial statement presentation.

(3) Intangible Assets — Adoption of Statements 142 and 144

     The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill or intangible assets.

     Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The future reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a one-time, non-cash charge totaling $29.2 million to deferred income tax expense in the quarter ended March 31, 2002 to establish a valuation allowance against its deferred tax assets.

(4) Revolving Credit Facility

     On March 21, 2003 the Company completed the Tribune Transaction and concurrently repaid all outstanding borrowings under its revolving credit agreement. The Company and its current revolving credit lenders are negotiating an amendment to the agreement that would, among other changes, extend the term of the facility. Until such an amendment is negotiated, there are no further borrowings available under the facility. The Company expects the facility to be amended during the second quarter of 2003. It also expects that the amended agreement will continue to contain financial covenants and negative covenants, which, among other restrictions, will require the lender’s approval for certain station acquisitions and dispositions. At March 31, 2003 there were no borrowings under the facility, and the Company was in compliance with all covenants.

     Costs associated with the procuring of bank credit facilities, including loan fees and related professional fees, are included in long-term other assets and are amortized over the term of the facilities.

(5) Senior Discount and Senior Secured Notes

     On March 21, 2003, the Company issued redemption notices to all of the holders of its $175 million 10 7/8% Senior Discount Notes and its $71.634 million 12% Senior Secured Notes notifying such holders that it was redeeming all of the Senior Discount Notes and $41.634 million of the Senior Secured Notes on April 21, 2003. In accordance with the redemption notice, the notes were redeemed at a total cost $217.6 million, including redemption premiums and accrued interest from March 31, 2003 to the redemption date, and net of approximately $6.8 million of Senior Discount Notes purchased in the open market through March 31, 2003.

(6) Discontinued Operations

     Income from discontinued operations is comprised of the following:

	Three Months Ended March 31,

	2003	2002

	(Amounts in thousands)

Income from operations of discontinued operations	$1,466	$2,623
Gain on disposal of discontinued operations	125,052	—
Income tax expense	(2,341)	(1,049)

Income from discontinued operations	$124,177	$1,574

(7) Accounting for Stock Options

     ACME Parent has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. The expense is, under SFAS No. 123, calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No.

25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net income (loss) for the three months ended March 31, 2003 and 2002 would have been:

Amounts in thousands	2003	2002

	(unaudited — in thousands)

Net income (loss), as reported	$112,955	$(37,635)
Add: Stock-based employee compensation expense included in reported net income (loss)	12	66
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(2,010)	(2,153)

Pro forma net income (loss)	$110,957	$(39,722)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” “potential,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

     We are under no duty to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Overview

     On December 27, 2002, we announced that we had entered into agreements to sell two of our stations, KPLR-TV serving the St. Louis marketplace and KWBP-TV, serving the Portland, Oregon marketplace, to subsidiaries of Tribune Company for an aggregate, all-cash, consideration of $275 million plus a payment for the closing-date working capital (subject to adjustment and to be made by July 2003) of the St. Louis Station (the “Tribune Transaction”). We completed these transactions on March 21, 2003. The results relating to these two stations have been accounted for as discontinued operations in accordance with generally accepted accounting principles (“GAAP”).

     Our nine continuing television stations are regionally diverse and range in size (based on television households) from the 36th through the 83rd largest markets in the nation. All but one of our stations are affiliates of The WB Television Network. Our second station in the Albuquerque — Santa Fe marketplace is a UPN affiliate.

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

Results of Operations

Quarter ended March 31, 2003 vs. March 31, 2002

     Net revenues increased 33% to $10.0 million for the first quarter of 2003 compared to $7.5 million for the same period a year ago. This increase reflects our increased share of market revenues driven by ratings increases over the past year. On a “same station” basis, i.e. excluding the results of our Madison station which was acquired in the fourth quarter for 2002, our first quarter 2003 net revenue increased 29% over the first quarter of 2002. Barter revenue was 12% of net revenue for the first quarter of 2003 compared to 13% of net revenue for the first quarter of 2002, decreasing as a percentage of revenue due to less barter commercial inventory on our program schedule in 2003.

     Station operating expenses increased 24% to $10.4 million for first three months of 2003 compared to $8.4 million for the same period a year ago. On a same-station basis, our station operating expenses increased 19%. This increase reflects our continued investment in programming, staffing and sales related costs.

     Depreciation and amortization increased 10% to $1.1 million in the first quarter of 2003 compared to $963,000 in the same period a year ago reflecting higher depreciation expense on significant additions to property and equipment placed into service during 2002.

     Corporate expenses increased 19% to $970,000 for the first quarter of 2003 as compared to $817,000 for the same period a year ago due primarily to a increases in professional fees and insurance costs.

     Equity-based compensation was $12,000 in the first quarter of 2003 compared to $66,000 for the first quarter of 2002. This expense relates to stock options issued by ACME Parent upon the conversion of our long-term incentive plan awards during ACME Parent’s IPO in September 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the vesting period of the option. The decrease in expense in the first quarter of 2003 was due to several optionees having their options become fully vested in the second half of 2002.

     Interest expense increased to $8.4 million in the first quarter of 2003 compared to $7.6 million in the first quarter of 2002. This increase is primarily due to the increased interest expense on the higher accreted principal balance for our 12% Senior Secured Notes, increased interest on our higher outstanding balances under our senior credit facility and the premiums and accelerated amortization of prepaid financing costs associated with the retirement of approximately $6.2 million of our 10 7/8% Senior Discount Notes that we repurchased via open market transactions during March 2003. In connection with our Tribune Transaction, on March 21, 2003 we repaid all of our outstanding borrowings on our revolving credit agreement and on April 21, 2003, we redeemed all of our 10 7/8% Senior Discount Notes and $41.634 million of our 12% Senior Secured Notes. Accordingly, interest expense will be significantly reduced in future periods.

     The Company recorded a tax expense of $483,000 during the first quarter of 2003 compared to a tax expense of $28.9 million in the corresponding quarter of 2002. The tax expense for 2003 relates to the estimated effective tax rate for 2003 (including the increase in deferred tax liability relating to intangible assets, partially offset by a tax benefit relating to the loss from operations). The tax expense in 2002 was due to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, during the quarter ended March 31, 2002 the Company recorded charge totaling $29.2 million to deferred income tax expense to establish a valuation allowance against its deferred tax assets.

     Income from discontinued operations, net of tax, during the first quarter of 2003 was $124.2 million which is comprised of income from operations of discontinued operations of $1.5 million from January 1, 2003 through the date of the sale, a gain on disposal of $125.1 million and a tax expense of $2.3 million Income from discontinued operations for the first quarter of 2002 was $1.6 million, net of tax expense of $1.0 million.

     The Company’s net income for the first quarter was $113.0 million compared to a net loss for the first quarter of 2002 of $38.0 million. This $151.0 million increase in the Company’s net income is primarily attributable to the gain on the sale of discontinued operations in 2003 and the one-time tax charge of $29.2 million incurred due to the adoption of SFAS No. 142 in 2002.

Liquidity and Capital Resources

     Cash flow used by operating activities was $16.3 million for the three months ended March 31, 2003 compared to cash flow used by operating activities of $5.4 million for the first three months of 2002. This decrease in cash flow of $10.8 million relates primarily increased interest paid on our Senior Discount and Senior Secured Notes (our semi-annual payment due March 31, 2002, a Sunday, was paid on April 1, 2002) of $13.8 million, net of cash generated from improved operating results in the first quarter of 2003 compared to a year earlier.

     Cash flow used in investing activities during the first three months of 2003 was $995,000 compared to $7.6 million provided by investment activities during the first three months of 2002. The Company received a $12.0 million contribution from ACME Parent in the first quarter of 2002 and no contributions to the Company were made in 2003. Also, the Company completed substantially all of its digital upgrades in 2002 and therefore spent considerably less on capital expenditures in the 2003 period.

     Cash flow used in financing activities was $25.9 million for the first three months of 2003 compared to $393,000 provided by financing activities in 2002. During March 2003, the Company repaid all of its revolving credit facility upon the closing of the Tribune Transaction and also purchased approximately $6.2 million, excluding premium and accrued interest, of its TV Notes in open market transactions.

     Cash provided by discontinued operations during the first quarter of 2003 was $271.8 million, primarily representing the cash proceeds from our Tribune Transaction. Cash provided by discontinued operations during the first quarter of 2002 was $5.1 million.

     The proceeds from the Tribune Transaction were used to substantially reduce Company debt. On March 21, 2003, the day we closed the Tribune Transaction, we repaid all borrowings under our revolving credit facility and issued redemption notices for all of our $175 million Television Notes at the call price of 102.72 and issued a partial redemption notice for $41.634 million of our $71.634 million Intermediate Notes at the call price of 103.00. We completed this redemption on April 21, 2003. We are currently engaged in negotiations to amend our revolving credit agreement but until that agreement is amended, no borrowings are available under the facility. The Company is also in discussions with several lenders to procure capital lease facilities to finance future capital expenditures. The Company hopes to amend its revolving credit agreement and secure new capital lease facilities during the second quarter of 2003.

     The Company expects that any future acquisitions and (related capital expenditures) of television stations, including any of the four construction permits, would be financed through an amended revolving credit facility and expected new capital lease facilities or, if necessary, through additional debt and equity financings. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company, and accordingly current stockholders could be adversely affected by such financings. Funding for operating losses, existing lease repayments and current projected capital expenditures is expected to be made from current cash on hand.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to broadcast rights, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Programming Rights

     The Company’s programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The Company evaluates estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in the Company’s programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots which will be sold by the Company and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact the Company’s estimated realizable value. There were no write downs recorded by the Company for either the three months ended March 31, 2003 or March 31, 2002.

     Impairment of Long-Lived Asset Values

     The carrying values of our long-lived assets are reviewed for impairment based upon estimated future undiscounted cash flows of the stations. During the year ended December 31, 2002 and the three months ended March 31, 2003, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

     Revenue Recognition

     The Company records revenue from the sale of airtime related to advertising and contracted time at the time of broadcast. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company utilizes information available to it, including the timing of payments and the financial condition of our customers, to estimate the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company does not have a significant concentration of accounts receivable from any single customer or industry segment.

     Accounting for Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed or initiated after June 30, 2001 SFAS No. 141 also specifies criteria that must be met before intangible assets acquired in a purchase method business combination can be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment (at least annually) in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of”.

     The Company determined that its fair value exceeded its carrying value as of January 1, 2002, December 31, 2002 (its annual impairment testing date) and March 31, 2003, and, accordingly, no impairment was recorded during 2002 or during the three months ended March 31, 2003. In addition, as prescribed by SFAS No. 142, the Company is no longer amortizing goodwill effective January 1, 2002.

     In connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company tested these intangible assets in accordance with the provisions of Statement 142 and no longer amortizes these intangibles effective January 1, 2002. The Company also determined that the fair value of its intangible assets exceeded their carrying values as of January 1, 2002, December 31, 2002 and March 31, 2003, and, accordingly, there was no impairment.

Impact of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. This will impact the Company’s accounting for extinguishment of debt which occurred on April 21, 2003. The Company does not expect such extinguishment to be reported as extraordinary.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company expects that the adoption of FIN 46 will not have an impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2003, the Company had no borrowings under the credit facility.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. On April 21, 2003, the Company redeemed all of its Senior Discount Notes and $41.6 million of its Senior Secured Discount Notes. The fair value of the $30 million in Senior Secured Discount Notes uncalled as of March 31, 2003 was $30.9 million. The book value of such notes at March 31, 2003 was $29.0 million.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of filing this report, the Company’s management, including the Chief Executive Officer, President and Executive Vice President/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer, President and Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     The Company filed three reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 2003:

     February 14, 2003 — Pursuant to Item 5, regarding Company’s fourth quarter and full-year 2002 operating results.

     March 5, 2003 — Pursuant to Item 5, regarding Company’s tender offers to repurchase its 10 7/8% Senior Discount Notes and 12% Senior Secured Notes.

     March 21, 2003 — Pursuant to Item 5, regarding Company’s consummation of the sale of its stations in St. Louis and Portland, Oregon and its concurrent notice of redemption of all of its 10 7/8% Senior Discount Notes and $41.634 million of its 12% Senior Secured Notes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Intermediate Holdings, LLC

Date: May 15, 2003	By:	/s/ Thomas D. Allen Thomas D. Allen Executive Vice President / CFO (Principal accounting officer)

     I, Jamie Kellner, certify that:

     1.     I have reviewed this Quarterly Report on Form 10-Q of ACME Intermediate Holdings, LLC;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Jamie Kellner

Chief Executive Officer and Chairman of the Board

     I, Thomas Allen, certify that:

     1.     I have reviewed this Quarterly Report on Form 10-Q of ACME Intermediate Holdings, LLC;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Thomas D. Allen

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.