Form 10-Q
period 2003-06-30
ACME INTERMEDIATE HOLDINGS LLC
filed 2003-08-15
CIK 1049530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-40277

ACME Intermediate Holdings, LLC

(Exact name of registrant as specified in its charter)

Delaware	52-2050589
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

As of August 14, 2003, ACME Intermediate Holdings, LLC had 910,986 common membership units outstanding; all such units are owned, directly or indirectly, by ACME Communications, Inc.

ACME INTERMEDIATE HOLDINGS, LLC

FORM 10-Q

ACME Intermediate Holdings, LLC and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,097	$1,808
Restricted cash	7,218	1,233
Accounts receivable, net	8,643	10,458
Current portion of programming rights	9,269	9,894
Prepaid expenses and other current assets	1,660	1,084
Assets held for sale	—	199,478

Total current assets	37,887	223,955
Restricted cash, net of current portion	1,171	1,677
Property and equipment, net	29,417	30,165
Programming rights, net of current portion	11,007	15,102
Goodwill, net	12,233	12,233
Broadcast licenses, net	84,442	84,394
Other assets	4,442	6,969

Total assets	$180,599	$374,495

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$6,504	$8,154
Accrued liabilities	5,052	11,583
Due to affiliates	1,892	1,892
Current portion of programming rights payable	8,772	9,627
Current portion of obligations under lease	2,774	3,710
Income taxes payable	1,662	—
Liabilities held for sale	—	45,810

Total current liabilities	26,656	80,776
Programming rights payable, net of current portion	11,002	14,814
Obligations under lease, net of current portion	6,179	8,441
Other liabilities	49	55
Deferred income taxes	7,203	5,698
Notes payable under revolving credit facility	—	18,789
10 7/8% senior discount notes	—	175,000
12% senior secured discount notes	29,107	69,061

Total liabilities	80,196	372,634

Members’ capital	204,120	204,096
Accumulated deficit	(103,717)	(202,235)

Total members’ capital	100,403	1,861

Total liabilities and members’ capital	$180,599	$374,495

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Operations and Members’ Capital
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$11,532	$9,240	$21,524	$16,727
Operating expenses:
Station operating expenses	11,297	9,222	21,660	17,595
Depreciation and amortization	1,131	1,002	2,192	1,965
Corporate expenses	969	1,028	1,939	1,926
Equity-based compensation	12	67	24	133

Operating loss	(1,877)	(2,079)	(4,291)	(4,892)
Other income (expenses):
Interest income	198	8	294	16
Interest expense	(2,496)	(7,578)	(10,880)	(15,164)
Loss on extinguishment of debt	(9,926)	—	(9,926)	—
Other expense, net	(3)	(72)	(40)	(88)

Loss from continuing operations before income taxes	(14,104)	(9,721)	(24,843)	(20,128)
Income tax benefit (expense), continuing operations	(300)	906	(783)	(27,896)

Loss from continuing operations	(14,404)	(8,815)	(25,626)	(48,024)
Income (loss) from discontinued operations (including gain on disposal), net of tax	(33)	2,450	124,144	4,024

Net income (loss)	$(14,437)	$(6,365)	$98,518	$(44,000)

Parent’s contribution	12	379	24	12,480
Members’ capital at the beginning of the period	114,828	20,201	1,861	45,735

Members’ capital at the end of the period	$100,403	$14,215	$100,403	$14,215

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(25,626)	$(48,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,192	1,965
Amortization of program rights	5,403	4,298
Amortization of debt issuance costs	853	1,069
Amortization of discount on 12% senior secured notes	298	4,248
Loss on extinguishment of debt	9,926	—
Equity-based compensation	24	133
Deferred taxes	668	27,820
(Gain) loss on disposal of assets	(33)	16
Changes in assets and liabilities:
Increase in accounts receivables, net	(412)	(1,424)
Increase in prepaid expenses and other current assets	(576)	(338)
Increase in other assets	(126)	(129)
Decrease in accounts payable	(58)	(333)
Increase (decrease) in accrued liabilities	(6,300)	560
Payments for programming rights	(5,313)	(4,495)
Decrease in other liabilities	(42)	(65)

Net cash used in operating activities	(19,122)	(14,699)

Cash flows from investing activities:
Purchase of property and equipment	(1,641)	(5,310)
Purchases of and deposits for station interests	(48)	(278)
Purchase of minority interest in automobile website	—	(871)

Net cash used in investing activities	(1,689)	(6,459)

Cash flows from financing activities:
Increase in revolving credit facility	1,429	5,446
Payments on revolving credit facility	(20,218)	—
Payment of financing costs on credit facility	(504)	(1,162)
Redemption of 10 7/8% and 12% notes	(216,635)	—
Cash expenses associated with the redemption of notes	(6,240)	—
Cash restricted as collateral under capital lease facilities	(5,479)	(1,128)
Proceeds from capital lease facilities	—	2,327
Payments on capital lease obligations	(2,962)	(1,915)
Contribution of parent	—	12,480

Net cash provided by (used in) financing activities	(250,609)	16,048

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

	2003	2002

	(In thousands)
Decrease in cash	(271,420)	(5,110)
Cash from discontinued operations	280,709	2,797

Net increase (decrease) in cash	9,289	(2,313)
Cash at beginning of period	1,808	4,280

Cash at end of period	$11,097	$1,967

Cash payments for:
Interest	$16,015	$9,991
Taxes	$115	$86

Non-cash transactions:
Program rights in exchange for program rights payable	$579	$5,901

See the notes to the consolidated financial statements.

ACME Intermediate Holdings, LLC and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2003 and June 30, 2002

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

     In March 2003, we completed the sale of our stations in St. Louis (KPLR-TV) and Portland, OR (KWBP-TV) to subsidiaries of Tribune Company (“the Tribune Transaction”). The results of these stations are included in discontinued operations for all periods presented.

Description of the Business

     ACME Intermediate is a holding company with no independent operations other than through its wholly-owned subsidiary, ACME Television, LLC (“ACME Television”). ACME Television, through its wholly-owned subsidiaries, owns and operates the following nine commercially licensed broadcast television stations located throughout the United States:

				Network
Station	Channel	Marketplace	Rank	Affiliation

KUWB	30	Salt Lake City, Utah	36	WB
KWBQ	19	Albuquerque-Santa Fe, New Mexico	49	WB
KASY	50	Albuquerque-Santa Fe, New Mexico	49	UPN
WBDT	26	Dayton, Ohio	58	WB
WBXX	20	Knoxville, Tennessee	63	WB
WIWB	14	Green Bay-Appleton, Wisconsin	69	WB
WTVK	46	Ft. Myers-Naples, Florida	70	WB
WBUI	23	Champaign-Springfield-Decatur, Illinois	82	WB
WBUW	57	Madison, Wisconsin	86	WB

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

(2)  Presentation of Interim Financial Statements

     Unless the context requires otherwise, references to the Company refer to ACME Intermediate Holdings, LLC and its wholly-owned subsidiaries. Segment information is not presented because all of the Company’s revenues are attributed to a single reportable segment — television broadcasting.

     The accompanying consolidated financial statements for the three and six months ended June 30, 2003 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to this Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position and the results of operations, and cash flows for these periods. As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financials statements do not include all disclosures and footnotes normally included with annual consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2003. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts previously reported in 2002 have been reclassified to conform to the 2003 financial statement presentation.

(3)  Accounting for Stock Options

     The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which establishes a fair value based method of accounting for stock-based compensation. SFAS No. 123 encourages but does not require entities to adopt its provisions in place of the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123 permits entities to recognize the expense of all stock-based awards over the vesting period of the awards. The expense is calculated based on the fair value at the date of grant. Alternatively, APB No. 25 requires that the expense of stock-based employee compensation be recognized based on the difference, if any, between the quoted market price of the stock and the amount the employee must pay to acquire the stock. APB No. 25 specifies various dates to be used to determine the quoted market price, depending on whether the terms of the stock-based compensation award are fixed or variable. Under SFAS No. 123 if an entity elects to follow APB No. 25 it must provide pro forma net income disclosure for employee stock option grants made, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB No. 25. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, as amended by SFAS No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure,” and recognized compensation cost based upon the fair value of all options granted (including those granted at or above fair market value) at the date of grant, the Company’s net loss (in thousands) and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been:

Amounts in thousands, except per share data	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income (loss), as reported	$(14,437)	$(6,365)	$98,518	$(44,000)
Add: Stock-based employee compensation expense included in reported net income (loss)	12	67	24	133
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(1,363)	(1,507)	(2,726)	(3,015)

Pro forma net income (loss)	$(15,788)	$(7,805)	$95,816	$(46,882)

(4)  Intangible Assets — Adoption of Statements 142 and 144

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

(5)  Revolving Credit Facility

     On March 21, 2003 the Company completed the Tribune Transaction and concurrently repaid all borrowings under its revolving credit agreement. The Company amended this facility on August 8, 2003 and is compliance with the covenants of this amended facility. The amendment resulted in extending the term of the agreement until July 31, 2006 and included other changes including revised collateral, interest rates and financial covenants. The maximum amount of borrowings, which is determined by a fixed percentage of appraised station values, remained at $40 million. The amended agreement continues to contain negative covenants, which, among other restrictions, will require the lender’s approval for certain station acquisitions and dispositions. At June 30, 2003 there were no borrowings under the facility.

     Costs associated with amending the credit facility, including loan fees and related professional fees, will be, and unamortized costs relating to the facility are, included in long-term other assets and are amortized over the term of the facilities.

(6)  Senior Discount and Senior Secured Discount Notes

     On April 21, 2003, the Company redeemed all of its 10 7/8% $175 million Senior Discount Notes and $41.6 million of its 12% $71.634 million Senior Secured Discount Notes. The notes were redeemed at a total cost $217.3 million, including redemption premiums and accrued interest from March 31, 2003 to the redemption date. Separately, the Company acquired prior to the redemption approximately $6.8 million of Senior Discount Notes purchased in the open market. The Company recorded a loss of $9.9 million on the extinguishment based on the difference between the reacquisition price and the net carrying amount of the debt (both terms as defined by SFAS No. 26).

     On August 13, 2003, the Company issued redemption notices to the holders of the remaining $30 million Senior Secured Discount Notes that it was redeeming 100% of those notes on September 30, 2003. Under the provisions of the indentures, the notes will be called at par and the proceeds to fund the redemption will be provided from a combination of cash on hand and borrowings under the amended revolving credit facility.

(7)  Discontinued Operations

     Income (loss) from discontinued operations is comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

Amounts in thousands	2003	2002	2003	2002

	(Unaudited)
Income from operations of discontinued operations	$—	$4,084	$1,466	$6,708
Gain (loss) on disposal of discontinued operations	(34)	—	126,484	—
Income tax benefit (expense)	1	(1,634)	(2,340)	(2,684)

Income (loss) from discontinued operations	$(33)	$2,450	$125,610	$4,024

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “expect,” “believe,” or “might” or the negative of such terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our and the television broadcast industry’s actual results, levels of activity, performance, achievements and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those identified in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

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

Results of Operations

The Three and Six Months ended June 30, 2003 vs. June 30, 2002

     Net revenues increased 25% to $11.5 million for the second quarter of 2003 compared to $9.2 million for the same period a year ago. For the six-month period ended June 30, 2003, our net revenues increased 29% to $21.5 million compared to $16.7 million during the same six month period of 2002. These increases reflect our increased share of market revenues driven by ratings increases over the past year. On a “same station” basis, i.e. excluding the results of our Madison station which was acquired in the fourth quarter for 2002, our second quarter and six-month 2003 net revenues increased 21% and 25%, respectively, over comparable periods of 2002.

     Station operating expenses increased 23% to $11.3 million for second three months of 2003 compared to $9.2 million for the same period a year ago. For the six-months, station operating costs grew by 23% to $21.7 million compared to $17.6 million for the first six-months of 2002. On a same-station basis, our station operating expenses increased 17% and 18% during the second quarter and first six months of 2003, respectively, compared to the same periods of 2002. These increases reflect our continued investment in programming, staffing and sales related costs.

     Depreciation and amortization for the second quarter and six-months increased 13% and 12% to $1.1 million and $2.2 million, respectively, compared to $1.0 million and $2.0 million in the second quarter and first six months of 2002, respectively. These increases reflect greater depreciation expense on additions to property and equipment placed into service during 2002.

     Corporate expenses decreased 6% to $969,000 for the second quarter of 2003 as compared to $1.0 million for the first quarter of 2002 reflecting a combination of staffing cuts and lower professional fees as the Company continues to reduce expense levels in light of the Tribune Transaction. Corporate expenses for the six-month periods of 2003 and 2002 were essentially unchanged at $1.9 million.

     Equity-based compensation was $12,000 in the second quarter of 2003 compared to $67,000 for the second quarter of 2002 and was $24,000 for the six-months ended June 30, 2003 compared to $133,000 for the comparable year-earlier period. This expense relates to stock options issued upon the conversion of our long-term incentive plan awards during our IPO in September 1999. These options were issued at a price below market value at the date of grant and therefore generate compensation expense over the vesting period of the option. The decreases in expense in the second quarter and six-month periods of 2003 were due to several optionees having fully vested their options in the second half of 2002.

     Interest expense, net of interest income, decreased to $2.3 million in the second quarter of 2003 compared to $7.6 million in the second quarter of 2002. This decrease reflects the eliminated interest on all of our $175 million 10 7/8% Notes and $41.7 million of our 12% Notes that were redeemed on April 21, 2003 along with the repayment of all balances outstanding under the Company’s credit facility on March 21, 2003. We incurred a loss on extinguishment of debt of $9.9 million in the second quarter in connection with the redemption of our Notes in April. For the six-month period, net interest expense was down 30% from $15.1 million to $10.6 million as a result of our reduction in debt with proceeds received in the Tribune Transaction.

     The Company recorded a tax expense of $300,000 during the second quarter of 2003, including a deferred tax expense of $250,000, compared to a deferred tax benefit of $909,000 million in the corresponding quarter of 2002. The tax expense for the six months ended June 30, 2003 was $783,000 compared to a tax expense of $27.3 million for the same period in 2002. The second quarter and six-month 2003 tax expenses relate to the valuation allowance against deferred tax assets created by tax deductible amortization of intangibles, which are not being amortized on a book basis. The benefit recorded in the second quarter of 2002 relates to losses at the continuing operations being utilized against income from discontinued operations for the same period. The six-month 2002 tax expense relates to the implementation of SFAS No. 142 on January 1, 2002. Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the realization of deferred tax assets (primarily consisting of net operating loss carryforwards) and the corresponding deferred tax benefits recorded by the Company. As a result of the adoption of SFAS 142, those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company recorded a charge totaling $28.4 million to deferred income tax expense on March 31, 2002 to establish a valuation allowance against its deferred tax assets.

     Income from discontinued operations, net of tax, during the second quarter was $33,000, representing minor adjustments to transaction costs relating to the station sales during the quarter. Net income from discontinued operations for the second quarter of 2002 and the six months ended June 30, 2002 reflect the profitable operations of our station KPLR in St. Louis, which was sold in connection with the Tribune Transaction during that period. For the six-month period ended June 30, 2003, net income from discontinued operations represents the profitable results of the stations sold and the gain on the sale of $124.1 million net of tax expense of $2.3 million.

     The Company’s net losses for the second quarters of 2003 and 2002 were $14.4 million and $6.4 million, respectively. This increase in the net loss is primarily attributable to the loss on extinguishment on debt and prior year income from discontinued operations net of lower interest expense and an improvement in station revenues in excess of station operating expenses. Net income for the six-months ended June 30, 2003 was $98.5 million compared to a net loss of $44.0 million for the comparable period in 2002. This increase is attributable to the gain on sale of discontinued operations, lower net interest expense and improved station operating results, net of the loss on extinguishment of debt and the deferred tax expense relating to the adoption of SFAS 142.

Liquidity and Capital Resources

     Cash flow used by operating activities was $19.2 million for the six months ended June 30, 2003 compared to cash flow used by operating activities of $14.7 million for the first six months of 2002. This increase in cash flow usage of $4.5 million relates primarily to increased cash interest payments of $6.0 million (including the first-time semi-annual interest payment of $4.3 million on our Senior Secured Discount Notes paid on March 31, 2003), net of improved operating results and working capital changes.

     Cash flow used in investing activities during the six months of 2003 was $1.7 million compared to $6.5 million used during the first six months of 2002 as the Company completed substantially all of its digital upgrades in 2002 and spent considerably less on capital expenditures in the 2003 period.

     Cash flow used in financing activities was $250.5 million for the first six months of 2003 compared to cash flow provided by financing activities of $16.0 million during the first six months of 2002. In connection with the Tribune Transaction in March 2003, the Company repaid all of its revolving credit facility and also repurchased and redeemed approximately $216.6 million, excluding premium and accrued interest, of its 10 7/8% Senior Discount Notes and 12% Senior Secured Discount Notes. Cash payments, including the call premium, related to the extinguishment of debt were approximately $6.2 million during the first six months of 2003. In addition, also as a result of the Tribune Transaction, the Company pledged approximately $5.5 million in cash deposits to a lessor as additional collateral for certain existing capital lease obligations.

     Cash provided by discontinued operations during the first six months of 2003 was $280.7 million, representing the operating results of, and the sales proceeds from, our two stations sold in connection with the Tribune Transaction. Cash provided by these discontinued operations during the six months ended June 30, 2002 was $2.8 million.

     On August 8, 2003, the Company amended its revolving credit agreement. The amendment included the extension of the term of the agreement through July 31, 2006, the revision of certain collateral, the revision of the financial covenants, and the revision of the interest rates to be charged under the agreement. The maximum borrowings under the facility remain at $40 million, approximately $38 million of which was available as of August 8, 2003 — the date of the amendment. The agreement also requires that the Company redeem the remaining $30 million of its outstanding 12% Senior Secured Discount Notes by October 1, 2003 and the Company has notified the holders of redemption on September 30, 2003. There were no outstanding balances under the agreement at either June 30, 2003 or the date of the amendment. The Company expects to fund the redemption of the 12% Senior Secured Discount Notes and an interest payment of $1.8 million from a combination of cash on hand and initial borrowings under the amended facility.

     The Company expects that any future acquisitions and (related capital expenditures) of television stations, including any of the four construction permits, would be financed through its amended revolving credit facility and expected new capital lease facilities or, if necessary, through additional debt and equity financings. Although we believe it would be a secondary alternative, we also have the ability to sell select stations in the event of unforeseen credit difficulties, such as might be experienced if there were further declines in the U.S. economy or in advertising demand. There is no guarantee that such other means of raising capital will be at terms acceptable to the Company, and accordingly current stockholders could be adversely affected by such financings. Funding for operating losses, existing lease repayments and current projected capital expenditures is expected to be made from current cash on hand.

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

     Programming Rights

     The Company’s programming rights are stated, on a gross basis, at the lower of amortized cost or estimated realizable value. The Company evaluates estimated realizable value of programming rights based on current usage and revenue performance and projected future revenue and usage of such programs. Changes in the Company’s programming schedule could impact the estimated realizable value of programming. In addition, estimates of future revenue performance relate to the number of advertising spots which will be sold by the Company and the amount generated from such sales. A decrease in the number of spots sold or the amount for such sales could also impact the Company’s estimated realizable value. There were no write downs recorded by the Company for either of the six month periods ended June 30, 2003 or June 30, 2002.

     Impairment of Long-Lived Asset Values

     The carrying values of our long-lived assets are reviewed for impairment based upon estimated future undiscounted cash flows of the stations. During the year ended December 31, 2002 and the six months ended June 30, 2003, the Company has not recorded any impairment related to long-lived assets. Future adverse changes in market conditions, changes in technology and other factors could reduce the expected future cash flows and result in an impairment charge.

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

     The Company determined that its fair value exceeded its carrying value as of January 1, 2002, December 31, 2002 (its annual impairment testing date) and June 30, 2003, and, accordingly, no impairment was recorded during 2002 or during the six months ended June 30, 2003. In addition, as prescribed by SFAS No. 142, the Company is no longer amortizing goodwill effective January 1, 2002.

     In the connection with the adoption with Statement 142, the Company determined that its intangible assets have an indefinite life. Accordingly, the Company tested these intangible assets in accordance with the provisions of Statement 142 and no longer amortizes these intangibles effective January 1, 2002. The Company also determined that the fair value of its intangible assets exceeded their carrying values as of January 1, 2002, December 31, 2002 and June 30, 2003, accordingly there was no impairment recorded.

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

Impact of Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we are required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. This impacted the Company’s accounting for extinguishment of debt which occurred during the six months ended June 30, 2003. The Company did not account for such extinguishment as extraordinary.

     In February 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the second fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is second applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the second year restated. The Company expects that the adoption of FIN 46 will not have an impact on the Company’s consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company’s credit facility has a variable interest rate. Accordingly, the Company’s interest expense could be materially affected by future fluctuations in the applicable interest rate. At March 31, 2003, the Company had no borrowings under the credit facility.

     We are also exposed to risk from a change in interest rates to the extent we are required to refinance existing fixed rate indebtedness at rates higher than those prevailing at the time the existing indebtedness was incurred. On April 21, 2003, the Company redeemed all of its Senior Discount Notes and $41.6 million of its Senior Secured Discount Notes. The fair value of the $30 million in Senior Secured Discount Notes uncalled as of June 30, 2003 was $30.5 million. The book value of such notes at March 31, 2003 was $29.1 million.

Item 4.   Controls and Procedures.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1*	Amended and Restated Loan and Security Agreement between ACME Television, LLC, as borrower, ACME Communications, Inc., Wells Fargo Foothill, Inc. and General Electric Capital Corporation, dated August 8, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to ACME Communications, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed on August 14, 2003.

(b)	Reports on Form 8-K

     The Company did not file reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACME Intermediate Holdings, LLC

Date: August 15, 2003	By:	/s/ Thomas D. Allen

Thomas D. Allen
Executive Vice President / CFO
(Principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Amended and Restated Loan and Security Agreement between ACME Television, LLC, as borrower, ACME Communications, Inc., Wells Fargo Foothill, Inc. and General Electric Capital Corporation, dated August 8, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to ACME Communications, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed on August 14, 2003.